Form 10-Q
period 1994-12-31
WEBB DEL CORP
filed 1995-02-06
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended DECEMBER 31, 1994.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.
                                                          ---    ---

Commission File Number:  1-4785


                              DEL WEBB CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                     86-0077724
 (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

6001 North 24th Street, Phoenix, Arizona                    85016
(Address of principal executive offices)                  (Zip Code)

                                 (602) 808-8000
                (Registrant's phone number, including area code)



                2231 East Camelback Road, Phoenix, Arizona 85016
- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes  X  No
                                                                    -----  ----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

   Class of Common Stock                   Outstanding at January 26, 1995
- - ------------------------------            ----------------------------------
           $.001                                  14,869,442 shares





                              DEL WEBB CORPORATION

                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                               DECEMBER 31, 1994


                               TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                            PAGE

  Item 1. Financial Statements:

          Consolidated Balance Sheets as of December 31, 1994,
            June 30, 1994 and December 31, 1993............................. 1

          Consolidated Statements of Earnings for the three and six
            months ended December 31, 1994 and 1993......................... 2

          Consolidated Statements of Cash Flows for the six
            months ended December 31, 1994 and 1993......................... 3

          Notes to Consolidated Financial Statements........................ 5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 9


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders...............15

  Item 6. Exhibits and Reports on Form 8-K..................................15


Separate financial statements of the Company's subsidiaries that are guarantors of the Company's 10 7/8% Senior Notes due 2000 are not included because those subsidiaries are jointly and severally liable as guarantors of the Notes and the aggregate assets, liabilities, earnings and equity of those subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company and its subsidiaries on a consolidated basis.



                     DEL WEBB CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                 DECEMBER 31,       JUNE 30,        DECEMBER 31,
                                                                     1994             1994              1993
                                                                 (UNAUDITED)                        (UNAUDITED)
- - -------------------------------------------------------------------------------------------------------------------
                            ASSETS
- - -------------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2,3 and 6)                     $  763,293        $  662,613       $   516,612
Cash and short-term investments                                    5,053             6,474             8,853
Receivables                                                        8,688            10,385             9,679
Property and equipment, net (Note 1)                              23,202            36,773            12,326
Deferred income taxes                                              6,231            11,604            17,960
Other assets                                                      33,909            30,575            27,726
- - -------------------------------------------------------------------------------------------------------------------
                                                              $  840,376        $  758,424       $   593,156
===================================================================================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
- - -------------------------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)          $  445,672        $  395,676       $   279,316
Subcontractor and trade accounts payable                          44,913            45,443            30,359
Accrued liabilities and other payables                            42,538            39,905            28,698
Home sale deposits                                                82,198            62,797            49,164
Income taxes payable                                               7,228             7,155             6,564
Net liabilities of discontinued operations                         5,026             6,124             7,956
- - -------------------------------------------------------------------------------------------------------------------
      Total liabilities                                          627,575           557,100           402,057
- - -------------------------------------------------------------------------------------------------------------------

Shareholders' equity:

 Common stock,  $.001 par value at December 31, 1994,
  without par value at June  30,  1994  and
  December  31,  1993.   Authorized  30,000,000 shares;
  issued 15,805,004 shares at December 31, 1994,
  15,828,940 shares at June 30, 1994 and
  15,837,388 shares at December 31, 1993 (Note 7)                     16          112,944           113,181
 Additional paid-in capital (Note 7)                             121,218            8,333             8,297
 Retained earnings                                               107,065           96,630            87,127
- - -------------------------------------------------------------------------------------------------------------------
                                                                 228,299          217,907           208,605

  Less cost of common  stock in treasury,  929,759  shares
   at December 31, 1994, 1,132,065 shares at June 30, 1994
   and 1,147,917 shares at December 31, 1993                      (11,715)         (14,600)          (14,849)
  Less deferred compensation                                      (3,783)          (1,983)           (2,657)
- - -------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                 212,801          201,324           191,099
- - -------------------------------------------------------------------------------------------------------------------
                                                              $  840,376       $  758,424       $   593,156
===================================================================================================================

See accompanying notes to consolidated financial statements.






                     DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            DECEMBER 31,                     DECEMBER 31,
- - -------------------------------------------------------------------------------------------------------------------
                                                        1994            1993             1994             1993
- - -------------------------------------------------------------------------------------------------------------------
Revenues (Note 5)                                  $ 176,058        $  125,563      $  338,940       $  213,097
Cost of sales (Note 5)                               139,395           100,032         271,300          169,851
Selling, general and administrative expenses          26,495            19,046          49,307           33,940
- - -------------------------------------------------------------------------------------------------------------------
    Operating earnings                                10,168             6,485          18,333            9,306
Income tax expense (Note 4)                            3,559             2,270           6,417            3,257
- - -------------------------------------------------------------------------------------------------------------------

    Net earnings                                   $   6,609       $     4,215      $   11,916            6,049
===================================================================================================================

Weighted average shares outstanding                   15,117            14,845          15,044           15,104
===================================================================================================================

Net earnings per share                              $    .44        $      .28      $      .79        $     .40
===================================================================================================================

See accompanying notes to consolidated financial statements.





                     DEL WEBB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                DECEMBER 31,
- - -------------------------------------------------------------------------------------------------------------------
                                                                                            1994           1993
- - -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                       $   260,980    $   186,508
  Cash received from commercial land sales                                                    19              8
  Cash paid for costs related to community home construction                            (177,363)      (124,996)
- - -------------------------------------------------------------------------------------------------------------------
  Cash provided by community sales activities                                             83,636         61,520
  Cash paid for land acquisitions at operating communities                                (1,524)        (2,054)
  Cash paid for lot development at operating communities                                 (22,409)       (18,153)
  Cash paid for amenity development at operating communities                             (14,925)       (16,667)
- - -------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                            44,778         24,646

  Cash paid for costs related to communities in the pre-operating stage                  (37,161)       (17,117)
  Cash received from customers related to conventional homebuilding                       64,891         25,563
  Cash paid for land, development, construction and other costs related to
  conventional homebuilding                                                              (73,949)       (45,854)
  Cash received from customers related to residential land development project             8,367          7,742
  Cash paid for costs related to residential land development project                     (8,621)        (5,070)
  Cash paid for corporate activities                                                     (17,493)       (13,083)
  Interest paid                                                                          (17,137)       (11,716)
  Cash paid for income taxes                                                                (971)          (100)
  Net operating activities of discontinued operations                                       (698)        (1,845)
- - -------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                               (37,994)       (36,834)
- - -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                     (5,814)        (3,496)
  Investments in life insurance policies                                                    (398)          (195)
- - -------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                                (6,212)        (3,691)
- - -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                             301,108         98,948
  Repayments of debt                                                                    (256,439)       (66,210)
  Purchases of treasury stock                                                                 (3)       (13,325)
  Dividends paid                                                                          (1,481)        (1,513)
  Net financing activities of discontinued operations                                       (400)        (2,200)
- - -------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                             42,785         15,700
- - -------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                           (1,421)       (24,825)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                     6,474         33,678
- - -------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                       $   5,053       $  8,853
===================================================================================================================


See accompanying notes to consolidated financial statements.







                     DEL WEBB CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                DECEMBER 31,
- - -------------------------------------------------------------------------------------------------------------------
                                                                                         1994           1993
- - -------------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                       $   11,916      $   6,049
  Allocation of non-cash costs to cost of sales, excluding interest                      74,326         46,783
  Amortization of capitalized interest included in cost of sales                         12,567          7,458
  Deferred compensation amortization                                                        816            628
  Depreciation and other amortization                                                     2,500          2,168
  Deferred income tax expense                                                             5,373          2,705
  Net change in homes in production                                                     (24,230)       (22,312)
  Land acquisitions                                                                     (16,597)       (15,026)
  Lot development                                                                       (71,132)       (32,787)
  Amenity development                                                                   (33,843)       (23,552)
  Pre-acquisition costs                                                                  (1,548)        (2,385)
  Net change in other assets and liabilities                                              2,556         (4,718)
  Net operating activities of discontinued operations                                      (698)        (1,845)
- - -------------------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                          $  (37,994)    $  (36,834)
===================================================================================================================

See accompanying notes to consolidated financial statements.





                     DEL WEBB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Del Webb Corporation and its subsidiaries ("Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     At June 30, 1994 the Company classified the unamortized cost of its vacation apartments (aggregating $16.6 million) as property and equipment as a result of its intent to operate the apartments. At October 1, 1994 the Company decided to return to marketing the apartments for sale as individual units. Accordingly, the apartments were reclassified from property and equipment to real estate inventories.

     The Company's continuing operations include its communities, conventional homebuilding operations and residential land development project. The Company's communities are large-scale, master-planned residential communities at which the Company controls all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is the exclusive developer of homes. The Company's conventional homebuilding operations encompass the construction and sale of homes in subdivisions. The Company's commercial land development projects are accounted for as discontinued operations.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1994, filed with the Securities and Exchange Commission.

     In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenue through home closings. Communities in the pre-operating stage are those not currently generating home sales revenues.

     The results of operations for the six months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.





(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are as follows:

                                                                            In Thousands
     ----------------------------------------------------------------------------------------------------------
                                                           December 31,       June 30,        December 31,
                                                              1994              1994              1993
                                                           (Unaudited)                         (Unaudited)
     ----------------------------------------------------------------------------------------------------------
     Homes in production                                  $   124,019       $   99,789       $    87,909
     Unamortized improvement and amenity costs                306,680          246,536           201,472
     Unamortized capitalized interest                          49,769           40,357            32,174
     Land held for housing                                    219,843          210,700           127,321
     Land held for future development or sale                  62,982           65,231            67,736
     ----------------------------------------------------------------------------------------------------------
                                                          $   763,293       $  662,613       $   516,612
     ==========================================================================================================

     At December 31, 1994 the Company had 204 completed homes (excluding models and vacation apartments) and 474 homes under construction that were not subject to a sales contract. These homes represented $14.1 million and $15.3 million, respectively, of homes in production at December 31, 1994. At December 31, 1993 the Company had 125 completed homes and 423 homes under contstruction (representing $9.1 million and $8.2 million, respectively, of homes in production) that were not subject to a sales contract.



(3)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT


     Notes payable, senior and subordinated debt consists of the following:

                                                                                In Thousands
     ----------------------------------------------------------------------------------------------------------
                                                             December 31,       June 30,        December 31,
                                                                 1994             1994              1993
                                                             (Unaudited)                        (Unaudited)
     ----------------------------------------------------------------------------------------------------------
     Senior Notes, net                                    $   96,442          $  96,098       $    95,754
     9 3/4% Senior Subordinated Debentures, net               96,642             96,436            96,231
     9% Senior Subordinated Debentures, net                   96,944             96,879               -
     Subordinated Swiss Franc Bonds, net                      12,724             12,704            12,683
     Notes payable to banks under a senior credit
       agreement and short-term lines of credit               63,850             18,000            13,000
     Real estate and other notes                              79,070             75,559            32,061
     Development credit agreements for Sun City
       Las Vegas                                                 -                  -              29,587
     ----------------------------------------------------------------------------------------------------------
                                                          $  445,672          $ 395,676       $   279,316
     ==========================================================================================================


     At December 31, 1994 the Company had $120 million and $11.1 million of unused borrowing capacity under a $175 million unsecured revolving credit facility and $20 million of short-term lines of credit, respectively. In November 1994 the Company negotiated an amendment to its unsecured revolving credit facility to increase the amount of the facility from $125 million to $175 million.

     At December 31, 1994, under the most restrictive of the covenants in the Company's debt agreements, $19.5 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

     The Company does not trade in derivative financial instruments. It has two derivative financial instruments for purposes other than trading.

     The Company has a currency exchange agreement entered into with a major bank in 1986 simultaneously with the issuance outside of the United States of 50 million Subordinated Swiss Franc Bonds ($24 million) due February 1996. The agreement was entered into to eliminate the Company's exposure to foreign currency fluctuations. As of December 31, 1994 the outstanding Bonds and the currency exchange agreement have been reduced to 26.7 million Swiss Francs ($12.8 million). The estimated fair value at December 31, 1994 of the foreign currency exchange agreement reflects an unrealized gain of $7.2 million, although this is more than offset by a $7.4 million increase in the fair value over the book value of the subordinated Swiss Franc Bonds.

     The Company also has a interest rate swap agreement which calls for an interest rate conversion with a notional amount of $20 million. This swap agreement was entered into to manage the Company's interest rate risk. It requires fixed interest payments on the notional amount at a rate of 10.5 percent annually until February 1996. The Company receives semi-annual interest payments based on the six-month London interbank offered rate (LIBOR) until February 1996. As a result of this agreement, the Company incurred net interest of $555,000 for the six months ended December 31, 1994. A one percent decrease (increase) in the LIBOR would have resulted in a $100,000 increase (decrease) in interest for the six-month period. The estimated fair value at December 31, 1994 of the interest rate swap agreement reflects an unrealized loss of $2.0 million.


(4)  INCOME TAXES

     COMPONENTS OF INCOME TAX EXPENSE

     The components of income tax expense are:
                                                                           In Thousands
                                                                           (Unaudited)
     --------------------------------------------------------------------------------------------------------
                                                         Three Months Ended            Six Months Ended
                                                            December 31,                 December 31,
     --------------------------------------------------------------------------------------------------------
                                                         1994          1993           1994           1993
     --------------------------------------------------------------------------------------------------------

     Current:
       Federal                                       $ (547)          $ 216          $  (92)         $ 247
       State                                            756             228           1,136            305
     --------------------------------------------------------------------------------------------------------
                                                        209             444           1,044            552
     --------------------------------------------------------------------------------------------------------
     Deferred:
       Federal                                        3,447           1,620           5,319          2,388
       State                                            (97)            206              54            317
     --------------------------------------------------------------------------------------------------------
                                                      3,350           1,826           5,373          2,705
     --------------------------------------------------------------------------------------------------------
         Total                                       $3,559          $2,270          $6,417         $3,257
     ========================================================================================================





(5)  REVENUES AND COST OF SALES

     The components of revenues and cost of sales are:

                                                                       In Thousands (Unaudited)
     ----------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                 Six Months Ended
                                                         December 31,                       December 31,
     ----------------------------------------------------------------------------------------------------------
                                                      1994         1993                 1994           1993
     ----------------------------------------------------------------------------------------------------------
     Revenues:
       Home sales - communities                   $ 142,777      $ 106,851           $ 265,058      $ 178,262
       Home sales - conventional homebuilding        27,967         12,562              59,959         24,362
       Land sales and other                           5,314          6,150              13,923         10,473
     ----------------------------------------------------------------------------------------------------------
                                                  $ 176,058      $ 125,563           $ 338,940      $ 213,097
     ==========================================================================================================
     Cost of Sales:
       Home sales - communities                   $ 111,423       $ 84,264           $ 208,322      $ 140,488
       Home sales - conventional homebuilding        23,710         10,848              50,924         21,097
       Land sales and other                           4,262          4,920              12,054          8,266
     ----------------------------------------------------------------------------------------------------------
                                                  $ 139,395      $ 100,032           $ 271,300      $ 169,851
     ==========================================================================================================



(6)  INTEREST

     The following table shows the components of interest:

                                                                            In Thousands
                                                                            (Unaudited)
     ----------------------------------------------------------------------------------------------------------
                                                          Three Months Ended             Six Months Ended
                                                            December 31,                  December 31,
     ----------------------------------------------------------------------------------------------------------
                                                         1994           1993           1994           1993
     ----------------------------------------------------------------------------------------------------------
     Interest incurred                               $ 11,424       $ 7,561        $  21,979      $  14,949
     Less capitalized interest                         11,424         7,561           21,979         14,949
     ----------------------------------------------------------------------------------------------------------
          Interest expense                           $     -        $    -         $      -       $      -
     ==========================================================================================================
     Amortization of capitalized interest
       included in cost of sales                     $  6,697       $ 4,516        $  12,567      $   7,458
     ==========================================================================================================
     Unamortized capitalized interest included
       in real estate inventories at period end                                    $  49,769      $  32,174
     ==========================================================================================================
     Interest income                                 $    107       $   212        $     230      $     585
     ==========================================================================================================


(7)  REINCORPORATION

     On November 3, 1994 the Company changed its state of incorporation from Arizona to Delaware. In connection with this reincorporation, the common stock changed from common stock without par value to common stock with a par value of $.001 per share, which resulted in a consolidated balance sheet reclassification within shareholders' equity from common stock to additional paid-in capital. There was no impact on total shareholders' equity as a result of the reincorporation.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1994, filed with the Securities and Exchange Commission.

CONSOLIDATED FINANCIAL AND OPERATING DATA


                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                         DECEMBER 31,            CHANGE            DECEMBER 31,             CHANGE
- - --------------------------------------------------------------------------------------------------------------------------
                                       1994       1993      AMOUNT   PERCENT     1994         1993     AMOUNT      PERCENT
- - --------------------------------------------------------------------------------------------------------------------------
OPERATING  DATA :
 Number of net new orders:(1)
   Sun City West                       194        264        (70)     (26.5%)     424          512      (88)       (17.2%)
   Sun City Tucson                      99         80         19       23.8%      167          158        9          5.7%
   Sun City Las Vegas                  192        198         (6)      (3.0%)     384          405      (21)        (5.2%)
   Sun City Palm Springs                85         65         20       30.8%      121          121        -            -
   Sun City Roseville(2)               116        N/A        116        N/A       280          N/A      280          N/A
   Sun City Hilton Head(3)              59        N/A         59        N/A        59          N/A       59          N/A
   Terravita(4)                         89         92         (3)      (3.3%)     217           92      125        135.9%
   Coventry Homes                      188        157         31       19.7%      370          331       39         11.8%
- - --------------------------------------------------------------------------------------------------------------------------
     Total                           1,022        856        166       19.4%    2,022        1,619      403         24.9%
==========================================================================================================================
 Number of home closings:
   Sun City West                       346        321         25        7.8%      639          571       68         11.9%
   Sun City Tucson                     112         92         20       21.7%      208          155       53         34.2%
   Sun City Las Vegas                  200        206         (6)      (2.9%)     425          356       69         19.4%
   Sun City Palm Springs                81         78          3        3.8%      132          113       19         16.8%
   Terravita(4)                         89        N/A         89        N/A       156          N/A      156          N/A
   Coventry Homes                      188        105         83       79.0%      400          202      198         98.0%
- - --------------------------------------------------------------------------------------------------------------------------
     Total                           1,016        802        214       26.7%    1,960        1,397      563         40.3%
==========================================================================================================================

BACKLOG  DATA :
 Homes under contract at
   December 31:
   Sun City West                       445        606      (161)      (26.6%)
   Sun City Tucson                     242        271       (29)      (10.7%)
   Sun City Las Vegas                  438        480       (42)       (8.8%)
   Sun City Palm Springs               151        133        18        13.5%
   Sun City Roseville(2)               629        N/A       629         N/A
   Sun City Hilton Head(3)              59        N/A        59         N/A
   Terravita(4)                        392         92       300       326.1%
   Coventry Homes                      368        340        28         8.2%
- - -----------------------------------------------------------------------------
     Total                           2,724(5)   1,922       802        41.7%
=============================================================================
Aggregate contract sales amount
   (dollars in millions)             $ 531(5)  $  310     $ 221        71.3%
=============================================================================
Average contract sales amount per
   home (dollars in thousands)       $ 195     $  161     $  34        21.1%
=============================================================================




CONSOLIDATED FINANCIAL AND OPERATING DATA


                                   THREE MONTHS ENDED                                       SIX MONTHS ENDED
                                      DECEMBER 31,                   CHANGE                   DECEMBER 31,            CHANGE
- - -----------------------------------------------------------------------------------------------------------------------------------
                                  1994            1993          AMOUNT       PERCENT       1994        1993      AMOUNT    PERCENT
- - -----------------------------------------------------------------------------------------------------------------------------------
AVERAGE REVENUE PER
HOME CLOSING:

Sun City West                       $151,700       $139,800     $11,900      8.5%       $149,100    $137,100     $12,000     8.8%

Sun City Tucson                      163,900        155,600       8,300      5.3%        164,100     156,200       7,900     5.1%

Sun City Las Vegas                   182,300        162,800      19,500     12.0%        177,400     154,900      22,500    14.5%

Sun City Palm Springs(2)             209,900        180,900      29,000     16.0%        204,900     182,200      22,700    12.5%

Terravita                            207,300            N/A         N/A       N/A        212,800         N/A         N/A      N/A

Coventry Homes                       148,800        119,600      29,200     24.4%        149,900     120,600      29,300    24.3%

Total weighted average               168,100        148,900      19,200     12.9%        165,800     145,000      20,800    14.3%
==================================================================================================================================

OPERATING STATISTICS AND
AVERAGES:

Cost of sales as a percentage of
revenues                               79.2%          79.7%      (0.5%)    (0.6%)          80.0%       79.7%        0.3%     0.4%

Selling, general and
administrative expenses as a
percentage of revenues                 15.0%          15.2%      (0.2%)    (1.3%)          14.5%       15.9%       (1.4%)   (8.8%)

Operating earnings as a
percentage of revenues                  5.8%           5.2%       0.6%     11.5%            5.4%        4.4%        1.0%    22.7%

Ratio of home closings to
homes under contract in
backlog at beginning of period         37.4%          42.9%      (5.5%)   (12.8%)          73.6%       82.2%       (8.6%)  (10.5%)
==================================================================================================================================


(1) Net of cancellations.  The Company recognizes revenue at close of escrow.

(2) The Company began taking new home sales orders at Sun City Roseville in May 1994.

(3) The Company began taking new home sales orders at Sun City Hilton Head in November 1994.

(4) The Company began taking new home sales orders at Terravita in November 1993. Home closings at Terravita began in July 1994.

(5) A majority of this backlog is currently anticipated to result in revenues in the next 12 months. However, a majority of the home sales orders reflected in backlog at December 31, 1994 are contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the six months ended December 31, 1994 and 1993, cancellations of home sales orders as a percentage of new home sales orders written during the period were 19.4 percent and 16.2 percent, respectively.




RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993

REVENUES.


                            (Dollars in Millions)
- - ------------------------------------------------------------------------------

    Three Months Ended
       December 31,                                     Change
- - ------------------------------------------------------------------------------
   1994            1993                        Amount           Percent
- - ------------------------------------------------------------------------------
  $176.1          $125.6                       $50.5              40.2%


The commencement of home closings at Terravita in July 1994 accounted for $18.4 million of the increase in revenues for the three months ended December 31, 1994 compared to the three months ended December 31, 1993. Increased home closings at the Company's active adult communities and Coventry Homes, the Company's conventional homebuilding operation, accounted for $6.2 million and $9.9 million, respectively, of the increase in revenues for the 1994 quarter compared to the 1993 quarter. Increases in the average revenue per home closing at the Company's active adult communities and Coventry Homes accounted for $11.3 million and $5.5 million, respectively, of the increase in revenues. These increases in average revenues per home closing were partially due to sales price increases implemented by the Company over the past 18 months and partially due to changes in product mix.

COST OF SALES. The increase in cost of sales to $139.4 million in the 1994 quarter compared to $100.0 million in the 1993 quarter was primarily due to increased home closings at Terravita, Coventry Homes, Sun City West and Sun City Tucson. As a percentage of revenues, cost of sales decreased to 79.2 percent for the 1994 quarter compared to 79.7 percent for the 1993 quarter. This decrease was primarily due to sales price increases implemented by the Company over the past 18 months and stabilization of construction costs. On a period-to-period basis, cost of sales as a percentage of revenues will vary due to, among other things, changes in product mix, differences between individual communities, lot premiums, upgrades and extras, price increases, changes in construction costs and changes in the amortization of capitalized interest and other common costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Since a significant portion of selling, general and administrative expenses are fixed, the increase in revenues for the 1994 quarter resulted in a decrease in these expenses as a percentage of revenues as compared to the 1993 quarter. Of the increase in total selling, general and administrative expenses to $26.5 million in the 1994 quarter as compared to $19.0 million for the 1993 quarter, $2.2 million was attributable to higher sales and marketing expenses and $1.6 million was attributable to increased commissions on the increased revenues. The balance of the increase was attributable to a variety of general and administrative expenses.

INCOME TAX EXPENSE. The increase in income tax expense to $3.6 million in the 1994 quarter as compared to $2.3 million in the 1993 quarter was due to the increase in operating earnings. The effective tax rate in both quarters was 35 percent.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 19.4 percent in the 1994 quarter as compared to the 1993 quarter. This increase was primarily attributable to new sales orders at Sun City Roseville (at which the Company began taking new sales orders in May 1994) and Sun City Hilton Head (at which the Company began taking new sales orders in November 1994). Management believes that the new order activity at these new communities may be due in part to pent-up demand.

New orders at Sun City Hilton Head for the remainder of fiscal 1995 are anticipated to be impacted by recent heavy rainfall, which has delayed development activity and limited marketing accessibility to new lots. At Sun City Roseville, high demand and the regulatory approval process, aggravated by heavy rainfall, has resulted in erratic sales patterns that are anticipated to continue for the forseeable future and result in minimal sales orders for the quarter ending March 31, 1995. At both communities, the heavy rains have dalayed construction activity for homes under contract; accordingly, the delivery of homes at these communities is anticipated to be slower than would otherwise be expected.

Net new orders at Terravita were 3.3 percent lower in the 1994 quarter than in the 1993 quarter. Demand remains strong at this community, but lot availability is expected to continue to cause fluctuations in net new orders on a quarter-to-quarter basis.

Net new orders for Coventry Homes were 19.7 percent higher in the 1994 quarter than in the 1993 quarter due to an increase in the number of operating subdivisions. The decrease in net new orders at the Company's established active adult communities was attributable to Sun City West, which had a 26.5 percent decline in net new orders in the 1994 quarter compared to the 1993 quarter. Management believes that increased interest rates and price increases implemented by the Company over the past 18 months have generally softened demand from the comparable period one year ago, and may continue to do so in the future. Management also believes that net new orders at Sun City Palm Springs continue to be adversely affected by the current Southern California real estate market and the Southern California economy generally.

The number of homes under contract at December 31, 1994 was 41.7 percent higher than at December 31, 1993. This increase was attributable to the new sales orders at Sun City Roseville, Terravita (at which the Company began taking new sales orders in November 1993) and Sun City Hilton Head.

SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

REVENUES.

                              (Dollars in Millions)
- - -------------------------------------------------------------------------------
         Six Months Ended
           December 31,                                       Change
- - -------------------------------------------------------------------------------
     1994             1993                            Amount          Percent
- - -------------------------------------------------------------------------------
    $338.9           $213.1                          $125.8             59.0%


The commencement of home closings at Terravita in July 1994 accounted for $33.2 million of the increase in revenues for the six months ended December 31, 1994 compared to the six months ended December 31, 1993. Increased home closings at the Company's active adult communities and Coventry Homes accounted for $31.7 million and $23.9 million, respectively, of the increase in revenues for the 1994 period compared to the 1993 period. Increases in the average revenue per home closing at the Company's active adult communities and Coventry Homes accounted for $21.9 million and $11.7 million, respectively, of the increase in revenues. These increases in average revenues per home closing were partially due to sales price increases implemented by the Company over the past 18 months and partially due to changes in product mix.

COST OF SALES. The increase in cost of sales to $271.3 million in the 1994 period compared to $169.9 million in the 1993 period was primarily due to increased costs associated with increased home closings at all locations. The Company also experienced an increase in its cost of sales as a percentage of revenues from the 1993 period to the 1994 period, primarily reflecting the impact of (i) increased amortization of capitalized interest to cost of sales and (ii) decreased base housing margins at Sun City Tucson. Increased borrowings and higher interest rates resulted in an increase in amortization of capitalized interest to 4.6 percent of total cost of sales for the 1994 period compared to
4.4 percent for the 1993 period. Pricing strategies employed by the Company to facilitate the completion of Sun City Tucson resulted in a decrease in base housing margins at that community. See "Three Months Ended December 31, 1994 and 1993 -- Cost of Sales."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Since a significant portion of selling, general and administrative expenses are fixed, the increase in revenues for the 1994 period resulted in a decrease in these expenses as a percentage of revenues as compared to the 1993 period. Of the increase in total selling, general and administrative expenses to $49.3 million in the 1994 period as compared to $33.9 million for the 1993 period, $4.0 million was attributable to higher sales and marketing expenses and $3.2 million was attributable to increased commissions on the increased revenues. The balance of the increase was attributable to a variety of general and administrative expenses.

INCOME TAX EXPENSE. The increase in income tax expense to $6.4 million in the 1994 period as compared to $3.3 million in the 1993 period was due to the increase in operating earnings. The effective tax rate in both periods was 35 percent.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 24.9 percent in the 1994 period as compared to the 1993 period. The number of homes under contract at December 31, 1994 was 41.7 percent higher than at December 31, 1993. These increases were attributable to new sales orders at Sun City Roseville, Terravita and Sun City Hilton Head. See "Three Months Ended December 31, 1994 and 1993 -- Net New Order Activity and Backlog."

Cancellations of home sales orders as a percentage of new home sales orders written increased to 19.4 percent for the 1994 period compared to 16.2 percent for the 1993 period. The increase is primarily attributable to Sun City Roseville and Terravita, which experienced strong new order activity but higher cancellation percentages than the Company's established active adult communities. Substantially all of the cancellations at Sun City Roseville and Terravita were replaced by new sales orders.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

At December 31, 1994 the Company had $5.1 million of cash and short-term investments and $120 million and $11.1 of unused borrowing capacity under its $175 million unsecured revolving credit facility and $20 million of short-term lines of credit, respectively.

In November 1994 the Company negotiated an amendment to its unsecured revolving credit facility to increase the amount of the facility from $125 million to $175 million and thereby provide additional flexibility in the timing of future development expenditures. Management believes the increased borrowing capacity, when combined with existing cash and short-term investments and anticipated cash flows from the Company's operating communities, conventional homebuilding activities and residential land development project, should provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for fiscal 1995.

The Company's unsecured revolving credit facility and the indentures for the Company's publicly held debt contain restrictions which could, depending on the circumstances, affect the Company's ability to borrow in the future. If the Company at any time is not successful in obtaining sufficient capital to fund its then planned development and expansion expenditures, some or all of its projects may be significantly delayed. Any such delay could result in cost increases and may adversely affect the Company's results of operations.

The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, land acquisition, obtaining master plan and other approvals, construction of amenities (including golf courses and recreation centers), model homes, sales and administration facilities, major roads and certain utilities and general landscaping and interest. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed income reported for financial statement purposes, as costs of sales includes amortization of charges for substantial amounts of previously expended costs.

During the six months ended December 31, 1994 the Company generated $83.6 million of net cash from community sales activities, used $38.9 million of cash for land and lot and amenity development at operating communities, paid $37.2 million for costs related to communities in the pre-operating stage, used $9.0 million of cash for conventional homebuilding operations and used $36.5 million of cash for other operating activities. Included in cash used for other operating activities was $1.0 million paid for income taxes. Due to the exhaustion of tax net operating losses, the Company resumed making Federal estimated income tax payments in the three months ended December 31, 1994.

The Company believes that, of the $372.3 million of cash spent by the Company during the six months ended December 31, 1994 for land acquisitions, lot and amenity development, home construction and other operating activities, approximately $53.6 million was to some extent discretionary as to timing and precedes the actual construction of homes from which cash can be generated upon closing of home sale contracts. This $53.6 million was comprised of $37.2 million related to projects in the pre-operating stage and $16.4 million for land acquisitions and amenity development at operating communities.

At December 31, 1994, under the most restrictive of the covenants in the Company's debt agreements, $19.5 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

PROPOSED ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued an exposure draft of a proposed accounting standard entitled "Accounting for the Impairment of Long Lived Assets" and has had discussions with respect to the application of the proposed standard to homebuilders. The Company believes that the final standard may be different from the exposure draft. Accordingly, the Company cannot predict the impact, if any, that such a final standard might have on the Company's financial position or results of operations.


PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the shareholders of the Company was held on November 2, 1994. The shareholders voted on the election of three directors. Nominated for election were three existing directors: Robert Bennett, Hugh F. Culverhouse, Jr. and C. Anthony Wainwright. The shareholders voted to elect all three nominees, voting as follows:


                                       Votes For             Votes Withheld
                                       ----------            --------------
     Robert Bennett                    12,120,559               392,467
     Hugh F. Culverhouse, Jr.          12,120,473               392,514
     C. Anthony Wainwright             12,099,974               405,812


The shareholders also voted to approve the reincorporation of the Company in Delaware as follows: 9,383,629 votes for, 1,429,616 votes against and 86,365 votes withheld. Shares not voted were 1,603,831.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10.0      Third Amendment to Revolving Loan Agreement by and
                           among Del Webb Corporation and Bank of America
                           National Trust and Savings Association dated
                           November 29, 1994.

         Exhibit 27.0      Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the period covered by this report.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DEL WEBB CORPORATION
                                                 (REGISTRANT)




Date:    February 6, 1995                         /s/ Philip J. Dion
         ----------------             -----------------------------------------
                                                      Philip J. Dion
                                          Chairman and Chief Executive Officer


Date:    February 6, 1995                        /s/ John A. Spencer
         ----------------             -----------------------------------------
                                                     John A. Spencer
                                              Senior Vice President and
                                                Chief Financial Officer