Form 10-Q
period 1995-03-31
WEBB DEL CORP
filed 1995-05-08
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A .
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


                                      NONE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes   X  No
                                                                    ------  ----


As of April 30, 1995 Registrant had outstanding 14,875,843 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 March 31, 1995


                                TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                               Page

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of March 31, 1995,
               June 30, 1994 and March 31, 1994............................... 1

             Consolidated Statements of Earnings for the three and nine months ended March 31, 1995 and 1994........................... 2

             Consolidated Statements of Cash Flows for the nine
               months ended March 31, 1995 and 1994........................... 3

             Notes to Consolidated Financial Statements....................... 5

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................ 9


PART II.      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K................................ 16


Separate financial statements of the Company's subsidiaries that are guarantors of the Company's 10 7/8 % Senior Notes due 2000 are not included because those subsidiaries are jointly and severally liable as guarantors of the Notes and the aggregate assets, liabilities, earnings and equity of those subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company and its subsidiaries on a consolidated basis.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)



                                       March 31,      June 30,        March 31,
                                         1995           1994             1994
                                     (Unaudited)                     (Unaudited)
- -------------------------------------------------------------------------------
Assets
- -------------------------------------------------------------------------------
Real estate inventories
  (Notes 2, 3 and 6) ...........   $    818,255    $    662,613    $    598,989
Cash and short-term investments           9,930           6,474           9,594
Receivables ....................         10,583          10,385          19,146
Property and equipment, net
  (Note 1) .....................         27,391          36,773          12,968
Deferred income taxes ..........           --            11,604          15,255
Other assets ...................         27,684          30,575          29,968
- -------------------------------------------------------------------------------
                                   $    893,843    $    758,424    $    685,920
===============================================================================

Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------------

Notes payable, senior and
  subordinated debt (Note 3) ...   $    493,993    $    395,676    $    363,984
Subcontractor and trade
  accounts payable .............         55,893          45,443          33,280
Accrued liabilities and
  other payables ...............         36,349          39,905          26,605
Home sale deposits .............         79,749          62,797          53,478
Income taxes payable ...........          3,092           7,155           6,626
Deferred income taxes ..........          1,096            --              --
Net liabilities of
  discontinued operations ......          4,150           6,124           6,664
- -------------------------------------------------------------------------------
      Total liabilities ........        674,322         557,100         490,637
- -------------------------------------------------------------------------------

Shareholders' equity:

Common stock, $.001 par value at
  March 31, 1995, without par
  value at June 30, 1994 and
  March 31, 1994. Authorized
  30,000,000 shares; issued
  15,798,884 shares at March 31,
  1995,
  15,828,940 shares at June 30, 1994
  and 15,829,077 shares at
  March 31, 1994 (Note 7)                   16         112,944         112,947
Additional paid-in capital
  (Note 7) ....................        121,120           8,333           8,351
Retained earnings .............        113,316          96,630          90,980
- -------------------------------------------------------------------------------
                                       234,452         217,907         212,278
Less cost of common  stock
  in  treasury, 922,904 shares
  at March 31, 1995,
  1,132,065 shares at June 30,
  1994 and 1,137,160 shares at
  March 31, 1994 .............         (11,636)        (14,600)        (14,678)
Less deferred compensation ...          (3,295)         (1,983)         (2,317)
- -------------------------------------------------------------------------------
      Total shareholders' equity       219,521         201,324         195,283
- -------------------------------------------------------------------------------
                                   $   893,843    $    758,424    $    685,920
===============================================================================




See accompanying notes to consolidated financial statements.


                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                          March 31,               March 31,
- --------------------------------------------------------------------------------
                                      1995        1994        1995       1994
- --------------------------------------------------------------------------------
Revenues (Note 5) ..............    $195,383    $136,259    $534,323    $349,356
Cost of sales (Note 5) .........     156,274     107,862     427,574     277,713
Selling, general and
  administrative expenses ......      28,348      21,340      77,655      55,280
- --------------------------------------------------------------------------------
    Operating earnings .........      10,761       7,057      29,094      16,363
Income tax expense
  (Note 4) .....................       3,766       2,470      10,183       5,727
- --------------------------------------------------------------------------------

    Net earnings ...............    $  6,995    $  4,587    $ 18,911    $ 10,636
================================================================================

Weighted average
  shares outstanding ...........      15,324      15,001      15,130      15,059
================================================================================

Net earnings per share .........    $    .46    $    .31    $   1.25    $    .71
================================================================================

See accompanying notes to consolidated financial statements.


                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                                 March 31,
- --------------------------------------------------------------------------------
                                                             1995          1994
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Cash received from customers
    related to community home sales ................    $ 402,806     $ 280,035
  Cash received from commercial
    land sales .....................................        1,599         2,762
  Cash paid for costs related
    to community home construction .................     (272,637)     (199,567)
- --------------------------------------------------------------------------------
    Net cash provided by community
      sales activities .............................      131,768        83,230
  Cash paid for land acquisitions
    at operating communities .......................       (3,495)       (5,212)
  Cash paid for lot development at
    operating communities ..........................      (43,326)      (30,358)
  Cash paid for amenity development
    at operating communities .......................      (21,198)      (25,789)
- --------------------------------------------------------------------------------
    Net cash provided by operating communities .....       63,749        21,871

  Cash paid for costs related to communities
    in the pre-operating stage .....................      (68,616)      (61,075)
  Cash received from customers related to
    conventional homebuilding ......................      103,205        52,248
  Cash paid for land, development,
    construction and other costs related
    to conventional homebuilding ...................     (112,142)      (72,345)
  Cash received from customers related
    to residential land development project ........       14,364        11,493
  Cash paid for costs related to residential
    land development project .......................      (11,365)       (7,540)
  Cash paid for corporate activities ...............      (23,248)      (20,782)
  Interest paid ....................................      (37,971)      (26,373)
  Cash received (paid) for income taxes ............       (1,546)           17
  Net operating activities of discontinued
    operations .....................................         (474)       (1,837)
- --------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES .........      (74,044)     (104,323)
- --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..............       (9,914)       (5,040)
  Investments in life insurance policies ...........       (1,101)       (1,799)
- --------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES .........      (11,015)       (6,839)
- --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings .......................................      562,000       262,714
  Repayments of debt ...............................     (470,030)     (156,682)
  Purchases of treasury stock ......................           (7)      (13,326)
  Proceeds from exercise of stock
    options ........................................          277           119
  Dividends paid ...................................       (2,225)       (2,247)
  Net financing activities of
    discontinued operations ........................       (1,500)       (3,500)
- --------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ......       88,515        87,078
- --------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND SHORT-TERM INVESTMENTS .......................        3,456       (24,084)
CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD ...........................        6,474        33,678
- --------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD .................................    $   9,930     $   9,594
================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                               March 31,
- -------------------------------------------------------------------------------
                                                         1995           1994
- -------------------------------------------------------------------------------
Reconciliation of net earnings to net
  cash used for operating activities:
  Net earnings ...................................     $  18,911      $  10,636
  Allocation of non-cash costs to
    cost of sales, excluding interest ............       120,880         76,306
  Amortization of capitalized interest
    included in cost of sales ....................        20,386         12,228
  Deferred compensation amortization .............         1,212            981
  Depreciation and other amortization ............         3,870          2,699
  Deferred income tax expense ....................        12,700          5,410
  Net change in home construction costs ..........       (45,548)       (36,049)
  Land acquisitions ..............................       (30,563)       (52,773)
  Lot development ................................      (112,379)       (55,901)
  Amenity development ............................       (49,895)       (39,827)
  Pre-acquisition costs ..........................        (2,770)        (4,219)
  Net change in other assets and liabilities .....       (10,374)       (21,977)
  Net operating activities of discontinued
    operations ...................................          (474)        (1,837)
- --------------------------------------------------------------------------------
     Net cash used for operating activities ......     $ (74,044)     $(104,323)
================================================================================

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

     The Company's continuing operations include its communities, conventional homebuilding operations and residential land development project. The Company's communities are large-scale, master-planned residential communities at which the Company controls all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is the exclusive developer of homes. The Company's conventional homebuilding operations encompass the construction and sale of homes in subdivisions. The Company's residential land development project operations include the sale of individual land parcels and lots to other builders and developers for conventional housing and related commercial development. The Company's commercial land development projects are accounted for as discontinued operations.

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

     The results of operations for the nine months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.


(2)  Real Estate Inventories


     The components of real estate inventories are as follows:

                                                         In Thousands
     ---------------------------------------------------------------------------
                                           March 31,       June 30,    March 31,
                                             1995            1994        1994
                                         (Unaudited)                 (Unaudited)
     ---------------------------------------------------------------------------
     Home construction costs ...........  $145,337       $ 99,789       $101,646
     Unamortized improvement
       and amenity costs ...............   338,930        246,536        221,411
     Unamortized capitalized
       interest ........................    54,079         40,357         36,245
     Land held for housing .............   216,336        210,700        149,567
     Land held for future
       development or sale .............    63,573         65,231         90,120
     ---------------------------------------------------------------------------
                                          $818,255       $662,613       $598,989
     ===========================================================================

     At March 31, 1995 the Company had 341 completed homes (excluding models and vacation apartments) and 482 homes under construction that were not subject to a sales contract. These homes represented $24.1 million and $12.2 million, respectively, of home construction costs at March 31, 1995. At March 31, 1994 the Company had 228 completed homes and 364 homes under construction (representing $14.6 million and $10.1 million, respectively, of home construction costs) that were not subject to a sales contract. Included in land held for future development or sale at March 31, 1995 were 228 acres of residential land, 392 acres of commercial land and 44 acres of worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land held for future development or sale at March 31, 1995 were 549 acres of residential land and 40 acres of commercial land at the Company's residential land development project.


(3)  Notes Payable, Senior and Subordinated Debt

     Notes payable, senior and subordinated debt consists of the following:

                                                       In Thousands
     ---------------------------------------------------------------------------
                                            March 31,      June 30,    March 31,
                                              1995           1994        1994
                                           (Unaudited)               (Unaudited)
     ---------------------------------------------------------------------------
     Senior Notes, net .................... $ 96,615      $ 96,098     $ 95,926
       9 3/4% Senior Subordinated
       Debentures, net ....................   96,745        96,436       96,334
     9% Senior Subordinated
       Debentures, net ....................   97,013        96,879       97,010
     Subordinated Swiss
       Franc Bonds, net ...................   12,735        12,704       12,694
     Notes payable to banks
       under a revolving
       credit agreement and
       short-term lines of
       credit..............................  110,600        18,000       14,500
     Real estate and other notes ..........   80,285        75,559       47,520
     ---------------------------------------------------------------------------
                                            $493,993      $395,676     $363,984
     ===========================================================================

     At March 31, 1995 the Company had $74.0 million and $10.4 million of unused borrowing capacity under a $175 million unsecured revolving credit facility and $20 million of short-term lines of credit, respectively. In November 1994 the Company negotiated an amendment to its unsecured revolving credit facility to increase the amount of the facility from $125 million to $175 million.

     At March 31, 1995, under the most restrictive of the covenants in the Company's debt agreements, $20.9 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

     The Company does not trade in derivative financial instruments. It has two derivative financial instruments for purposes other than trading.

     The Company has a currency exchange agreement entered into with a major bank in 1986 simultaneously with the issuance outside of the United States of 50 million Subordinated Swiss Franc Bonds ($24 million) due February 1996. The agreement was entered into to eliminate the Company's exposure to foreign currency fluctuations. As of March 31, 1995 the outstanding Bonds and the currency exchange agreement have been reduced to 26.7 million Swiss Francs ($12.8 million). The estimated fair value at March 31, 1995 of the foreign currency exchange agreement reflects an unrealized gain of $14.2 million, although this is mostly offset by a $10.5 million increase in the fair value over the book value of the subordinated Swiss Franc bonds.

     The Company also has an interest rate swap agreement which calls for an interest rate conversion with a notional amount of $20 million. This swap agreement was entered into to manage the Company's interest rate risk. It requires fixed interest payments on the notional amount at a rate of 10.5 percent annually until February 1996. The Company receives semi-annual interest payments based on the six-month London interbank offered rate (LIBOR) until February 1996. As a result of this agreement, the Company incurred net interest of $776,000 for the nine months ended March 31, 1995. A one percent decrease (increase) in the LIBOR would have resulted in a $150,000 increase (decrease) in interest for the nine-month period. The estimated fair value at March 31, 1995 of the interest rate swap agreement reflects an unrealized loss of $687,000.

(4)  Income Taxes

     Components of Income Tax Expense

     The components of income tax expense attributable to operating earnings are:

                                                In  Thousands
                                                (Unaudited)
     ---------------------------------------------------------------------------
                            Three Months Ended           Nine Months Ended
                              March 31,                       March 31,
     ---------------------------------------------------------------------------
                              1995           1994          1995           1994
     ---------------------------------------------------------------------------
     Current:
       Federal ........... $ (3,027)      $   (191)      $ (3,119)      $     56
       State .............     (534)           (44)           602            261
     ---------------------------------------------------------------------------
                             (3,561)          (235)        (2,517)           317
     ---------------------------------------------------------------------------
     Deferred:
       Federal ...........    6,081          2,188         11,400          4,576
       State .............    1,246            517          1,300            834
     ---------------------------------------------------------------------------
                              7,327          2,705         12,700          5,410
     ---------------------------------------------------------------------------
     Total ............... $  3,766       $  2,470       $ 10,183       $  5,727
     ===========================================================================



(5)  Revenues and Cost of Sales

     The components of revenues and cost of sales are:

                                                In Thousands
                                                (Unaudited)
     ---------------------------------------------------------------------------
                                  Three Months Ended          Nine Months Ended
                                       March 31,                   March 31,
     ---------------------------------------------------------------------------
                                  1995          1994          1995          1994
     ---------------------------------------------------------------------------
     Revenues:
       Home sales -
         communities ........ $148,408      $100,890      $413,466      $279,152
       Home sales -
         conventional
         homebuilding .......   36,271        27,025        96,230        51,387
       Land sales and
         other ..............   10,704         8,344        24,627        18,817
     ---------------------------------------------------------------------------
                              $195,383      $136,259      $534,323      $349,356
     ===========================================================================

     Cost of Sales:
       Home sales -
         communities ........ $116,515      $ 79,269      $324,837      $219,757
     Home sales -
         conventional
         homebuilding .......   31,314        23,138        82,238        44,235
     Land sales and
         other ..............    8,445         5,455        20,499        13,721
     ---------------------------------------------------------------------------
                              $156,274      $107,862      $427,574      $277,713
     ===========================================================================


(6)  Interest

     The following table shows the components of interest:

                                                       In Thousands
                                                       (Unaudited)
     ---------------------------------------------------------------------------
                                        Three Months Ended     Nine Months Ended
                                             March 31,              March 31,
     ---------------------------------------------------------------------------
                                           1995       1994       1995       1994
     ---------------------------------------------------------------------------
     Interest incurred ...............  $12,128    $ 8,841    $34,108    $23,790
     Less capitalized
       interest ......................   12,128      8,841     34,108     23,790
     ---------------------------------------------------------------------------
         Interest expense ............     --         --         --         --
     ===========================================================================
     Amortization of capitalized
       interest included in cost
       of sales ......................  $ 7,818    $ 4,770    $20,386    $12,228
     ===========================================================================
     Unamortized capitalized
       interest included in real
       estate inventories at
       period end ....................                        $54,079    $36,245
     ===========================================================================
     Interest income .................  $   115    $   341    $   346    $   926
     ===========================================================================


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1994, filed with the Securities and Exchange Commission.

CONSOLIDATED FINANCIAL AND OPERATING DATA

                                        Three Months Ended                           Nine Months Ended
                                             March 31,           Change                   March 31,           Change
- ---------------------------------------------------------------------------------------------------------------------------
                                          1995      1994     Amount   Percent         1995       1994     Amount   Percent
- ---------------------------------------------------------------------------------------------------------------------------
OPERATING  DATA :
 Number of net new orders: 1
   Sun City West                           283       385      (102)   (26.5%)          707        897     (190)   (21.2%)
   Sun City Tucson                          81       102       (21)   (20.6%)          248        260      (12)    (4.6%)
   Sun City Las Vegas                      187       212       (25)   (11.8%)          571        617      (46)    (7.5%)
   Sun City Palm Springs                    63        94       (31)   (33.0%)          184        215      (31)   (14.4%)
   Sun City Roseville 2                     17       N/A        17      N/A            297        N/A      297       N/A
   Sun City Hilton Head 3                   26       N/A        26      N/A             85        N/A       85       N/A
   Terravita 4                             125       208       (83)   (39.9%)          342        300       42     14.0%
   Coventry Homes                          349       234       115     49.1%           719        565      154     27.3%
- ---------------------------------------------------------------------------------------------------------------------------
     Total                               1,131     1,235      (104)    (8.4%)        3,153      2,854      299     10.5%
===========================================================================================================================
 Number of home closings:
   Sun City West                           235       284       (49)   (17.3%)          874        855       19      2.2%
   Sun City Tucson                          89        68        21     30.9%           297        223       74     33.2%
   Sun City Las Vegas                      193       209       (16)    (7.7%)          618        565       53      9.4%
   Sun City Palm Springs                    70        77        (7)    (9.1%)          202        190       12      6.3%
   Sun City Roseville 2                     82       N/A        82      N/A             82        N/A       82       N/A
   Terravita 4                             108       N/A       108      N/A            264        N/A      264       N/A
   Coventry Homes                          229       196        33     16.8%           629        398      231     58.0%
- ---------------------------------------------------------------------------------------------------------------------------
     Total                               1,006       834       172     20.6%         2,966      2,231      735     32.9%
===========================================================================================================================
BACKLOG  DATA :
                                       Homes Under Contract
                                           at March 31,            Change
- ---------------------------------------------------------------------------------------------------------------------------
                                          1995      1994      Amount   Percent
- ---------------------------------------------------------------------------------------------------------------------------
   Sun City West                           493       707       (214)   (30.3%)
   Sun City Tucson                         234       305        (71)   (23.3%)
   Sun City Las Vegas                      432       483        (51)   (10.6%)
   Sun City Palm Springs                   144       150         (6)    (4.0%)
   Sun City Roseville 2                    564       N/A        564       N/A
   Sun City Hilton Head 3                   85       N/A         85       N/A
   Terravita 4                             409       300        109     36.3%
   Coventry Homes 5                        488       378        110     29.1%
- ------------------------------------------------------------------------------
     Total                               2,849 6   2,323        526     22.6%
==============================================================================
Aggregate contract sales amount
  (dollars in millions)               $    560 6  $  396    $   164     41.4%

==============================================================================
Average contract sales amount per
  home (dollars in thousands)         $    197    $  170    $    27     15.9%
==============================================================================




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
CONSOLIDATED FINANCIAL AND OPERATING DATA(Continued)

                                        Three Months Ended                           Nine Months Ended
                                           March 31,                Change                March 31,               Change
- -------------------------------------------------------------------------------------------------------------------------------
                                    1995          1994         Amount  Percent        1995          1994     Amount    Percent
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE REVENUE PER  HOME
CLOSING:
Sun City West                   $   154,900    $ 147,000   $     7,900    5.4%      $ 150,600  $   140,400  $   10,200    7.3%
Sun City Tucson                     164,700      155,000         9,700    6.3%        164,300      155,900       8,400    5.4%
Sun City Las Vegas                  181,300      161,100        20,200   12.5%        178,700      157,200      21,500   13.7%
Sun City Palm Springs               225,100      193,900        31,200   16.1%        211,900      187,000      24,900   13.3%
Sun City Roseville 2                219,500          N/A           N/A     N/A        219,500          N/A         N/A     N/A
Terravita 4                         264,700          N/A           N/A     N/A        234,100          N/A         N/A     N/A
Coventry Homes                      158,400      137,900        20,500   14.9%        153,000      129,100      23,900   18.5%
  Total weighted average            183,600      153,400        30,200   19.7%        171,800      148,200      23,600   15.9%
===============================================================================================================================
OPERATING STATISTICS:
Cost of sales as a
  percentage of revenues               80.0%        79.2%          0.8%    1.0%          80.0%        79.5%        0.5%    0.6%
Selling, general and
  administrative expenses as
  a percentage of
  revenues                             14.5%        15.7%         (1.2%)  (7.6%)         14.5%        15.8%       (1.3%)  (8.2%)
Operating earnings as a
  percentage of revenues                5.5%         5.2%          0.3%    5.8%           5.4%         4.7%        0.7%   14.9%
Ratio of home closings to
  homes under contract in
  backlog at
  beginning of period                  36.9%        43.4%         (6.5%) (15.0%)        111.4%       131.2%      (19.8%) (15.1%)
===============================================================================================================================

1   Net of cancellations. The Company recognizes revenue at close of escrow.

2 The Company began taking new home sales orders at Sun City Roseville in May 1994. Home closings at Sun City Roseville began in February 1995.

3 The Company began taking new home sales orders at Sun City Hilton Head in November 1994.

4 The Company began taking new home sales orders at Terravita in November 1993. Home closings at Terravita began in July 1994.

5   The  Coventry   Homes  backlog  at  March  31,  1995  was  generated  by  17 subdivisions in the Phoenix area, 3 subdivisions in Tucson, 1 subdivision in Las Vegas and 2 subdivisions in Southern California.

6 A majority of this backlog is currently anticipated to result in revenues in the next 12 months. However, a majority of the home sales orders reflected in backlog at March 31, 1995 are contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the nine months ended March 31, 1995 and 1994, cancellations of home sales orders as a percentage of new home sales orders written during the period were 18.8 percent and
    15.4 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994

REVENUES.

                                  (Dollars in Millions)
- -------------------------------------------------------------------------------
               Three Months Ended
                   March 31,                            Change
- -------------------------------------------------------------------------------
             1995              1994            Amount           Percent
- -------------------------------------------------------------------------------
            $195.4            $136.3           $59.1            43.4%


Home closings at Terravita and Sun City Roseville accounted for $28.6 million and $18.0 million, respectively, of the increase in revenues for the three months ended March 31, 1995 compared to the three months ended March 31, 1994. The Company had not yet begun delivering homes at these communities in the 1994 quarter. Decreased home closings (resulting from the decreased net new order activity for the nine months ended March 31, 1995 as compared to the nine months ended March 31, 1994) at the Company's more mature active adult communities (Sun City West, Sun City Tucson, Sun City Las Vegas and Sun City Palm Springs)
resulted in a $7.9 million decrease in revenues. Increased home closings (resulting from the expansion of operations in Tucson, Las Vegas and Southern California) for Coventry Homes, the Company's conventional homebuilding operation, resulted in a $4.5 million increase in revenues. Increases in the average revenue per home closing at the Company's more mature active adult communities and Coventry Homes accounted for $8.8 million and $4.7 million, respectively, of the increase in revenues. These increases in average revenues per home closing were partially due to sales price increases implemented by the Company and partially due to market-driven changes in product mix. Land sales and other revenues were $2.4 million higher in the 1995 quarter than in the 1994 quarter.

COST OF SALES. The increase in cost of sales to $156.3 million in the 1995 quarter compared to $107.9 million in the 1994 quarter was primarily due to the increase in home closings. As a percentage of revenues, cost of sales increased to 80.0 percent for the 1995 quarter compared to 79.2 percent for the 1994 quarter. This increase was primarily due to (i) increased amortization of capitalized interest to cost of sales and (ii) decreased base housing margins at Sun City Tucson. Increased borrowings and higher interest rates resulted in an increase in amortization of capitalized interest to 5.0 percent of total cost of sales for the 1995 quarter compared to 4.4 percent for the 1994 quarter. Pricing strategies employed by the Company to facilitate the completion of Sun City Tucson resulted in a decrease in base housing margins at that community. On a period-to-period basis, cost of sales as a percentage of revenues will vary due to, among other things, changes in product mix, differences between individual communities, lot premiums, upgrades and extras, price increases, changes in construction costs and changes in the amortization of capitalized interest and other common costs. Management currently anticipates that continued increases in the amortization of capitalized interest to cost of sales, and changes in estimates on which the amortization of other common costs is based, will result in a greater percentage of common costs being amortized to cost of sales in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Of the increase in selling, general and administrative expenses to $28.3 million in the 1995 quarter as compared to $21.3 million for the 1994 quarter, $2.5 million was attributable to higher sales and marketing expenses and $1.3 million was attributable to increased commissions on the increased revenues. The balance of the increase was attributable to a variety of general and administrative expenses. Since a significant portion of selling, general and administrative expenses are fixed, the increase in revenues for the 1995 quarter resulted in a decrease in these expenses as a percentage of revenues as compared to the 1994 quarter.


INCOME TAX EXPENSE. The increase in income tax expense to $3.8 million in the 1995 quarter as compared to $2.5 million in the 1994 quarter was due to the increase in operating earnings. The effective tax rate in both quarters was 35 percent.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders decreased 8.4 percent in the 1995 quarter as compared to the 1994 quarter. This decrease was primarily attributable to the Company's more mature active adult communities, which had a
22.6 percent decline in net new orders in the 1995 quarter compared to the 1994 quarter. Management believes that increased interest rates, a slower national home resale market and price increases implemented by the Company have generally softened demand at these communities from the comparable period one year ago (the results for which were positively impacted by low interest rates and generally favorable economic conditions), and may continue to do so in the future. Management also believes that net new orders at Sun City Palm Springs continue to be adversely affected by the current Southern California real estate market and the Southern California economy generally.

Net new orders at Terravita were 39.9 percent lower in the 1995 quarter than in the 1994 quarter. Management believes that decreased lot availability negatively impacted net new order activity in the 1995 quarter compared to the 1994 quarter and is expected to continue to cause fluctuations in net new orders on a quarter-to-quarter basis in the future. Net new orders for Coventry Homes were
49.1 percent higher in the 1995 quarter than in the 1994 quarter, due both to an increase in Phoenix-area operations and to the expansion of operations in Tucson, Las Vegas and Southern California.

The Company had 26 and 17 net new orders at Sun City Hilton Head and Sun City Roseville, respectively, in the 1995 quarter. The Company had not yet begun taking new sales orders at these communities in the 1994 quarter. New orders at Sun City Hilton Head were impacted by earlier heavy rains, which delayed development activity and limited the ability of prospective buyers to visit home sites. At Sun City Roseville, heavy rains created lot inaccessibility and delayed infrastructure development, resulting in minimal new orders for the 1995 quarter. At both communities, the heavy rains delayed construction activity for homes under contract.

The number of homes under contract at March 31, 1995 was 22.6 percent higher than at March 31, 1994. This increase was primarily attributable to the new sales orders at Sun City Roseville and the expansion of Coventry Homes operations, partially offset by the decreased new order activity at the Company's more mature active adult communitites.

NINE MONTHS ENDED MARCH 31, 1995 AND 1994

REVENUES.

                              (Dollars in Millions)
- --------------------------------------------------------------------------------
             Nine Months Ended
                March 31,                            Change
- -------------------------------------------------------------------------------
           1995              1994            Amount            Percent
- -------------------------------------------------------------------------------
          $534.3            $349.4           $184.9            52.9%

Home closings at Terravita and Sun City Roseville accounted for $61.8 million and $18.0 million, respectively, of the increase in revenues for the nine months ended March 31, 1995 compared to the nine months ended March 31, 1994. The Company had not yet begun delivering homes at these communities in the 1994 period. Increased home closings (due to a higher beginning backlog) at the Company's more mature active adult communities and Coventry Homes accounted for $24.8 million and $29.8 million, respectively, of the increase in revenues for the 1995 period compared to the 1994 period. Increases in the average revenue per home closing at the Company's more mature active adult communities and Coventry Homes accounted for $29.7 million and $15.0 million, respectively, of the increase in revenues. These increases in average revenues per home closing were partially due to sales price increases implemented by the Company and partially due to market-driven changes in product mix. Land sales and other revenues were $5.8 million higher in the 1995 period than in the 1994 period.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)


COST OF SALES. The increase in cost of sales to $427.6 million in the 1995 period compared to $277.7 million in the 1994 period was primarily due to increased home closings at all locations. The Company also experienced an increase in its cost of sales as a percentage of revenues from the 1994 period to the 1995 period, primarily reflecting the impact of (i) increased amortization of capitalized interest to cost of sales and (ii) decreased base housing margins at Sun City Tucson. See "Three Months Ended March 31, 1995 and 1994 -- Cost of Sales."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Of the increase in selling, general and administrative expenses to $77.7 million in the 1995 period as compared to $55.3 million for the 1994 period, $6.6 million was attributable to higher sales and marketing expenses and $4.5 million was attributable to increased commissions on the increased revenues. The balance of the increase was attributable to a variety of general and administrative expenses. Since a significant portion of selling, general and administrative expenses are fixed, the increase in revenues for the 1995 period resulted in a decrease in these expenses as a percentage of revenues as compared to the 1994 period.

INCOME TAX EXPENSE. The increase in income tax expense to $10.2 million in the 1995 period as compared to $5.7 million in the 1994 period was due to the increase in operating earnings. The effective tax rate in both periods was 35 percent.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 10.5 percent in the 1995 period as compared to the 1994 period. The number of homes under contract at March 31, 1995 was 22.6 percent higher than at March 31, 1994. These increases were primarily attributable to new sales orders at Sun City Roseville and the growth and expansion of Coventry Homes operations, partially offset by the decreased new order activity at the Company's more mature active adult communities. See "Three Months Ended March 31, 1995 and 1994 -- Net New Order Activity and Backlog."

Cancellations of home sales orders as a percentage of new home sales orders written increased to 18.8 percent for the 1995 period compared to 15.4 percent for the 1994 period. The increase is primarily attributable to Sun City Roseville and Terravita, which experienced strong new order activity but higher cancellation percentages than the Company's more mature active adult communities. Management believes that cancellations at these new communities may have been negatively impacted by extended home delivery periods resulting from new orders taken prior to site and amenity development.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

At March 31, 1995 the Company had $9.9 million of cash and short-term investments and $74.0 million and $10.4 of unused borrowing capacity under its $175 million unsecured revolving credit facility and $20 million of short-term lines of credit, respectively.

In November 1994 the Company negotiated an amendment to its unsecured revolving credit facility to increase the amount of the facility from $125 million to $175 million. The Company is currently negotiating an additional amendment to its unsecured revolving credit facility to increase the amount of the facility to $300 million. This amendment, if effected, will require the Company to repay its separate Coventry Homes project debt ($55.6 million at March 31, 1995) and will provide greater flexibility in the nature and timing of future development expenditures.

Management believes that the Company's current borrowing capacity, when combined with existing cash and short-term investments and currently anticipated cash flows from the Company's operating communities, conventional homebuilding activities and residential land development project, will provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for the next 12 months. However, cash flows from the Company's operating communities are expected to be negatively impacted by the decline in net new order activity and backlog at the Company's more mature active adult communities


The Company's unsecured revolving credit facility and the indentures for the Company's publicly held debt contain restrictions which could, depending on the circumstances, affect the Company's ability to borrow in the future. If the Company at any time is not successful in obtaining sufficient capital to fund its then planned development and expansion expenditures, some or all of its projects may be significantly delayed. Any such delay could result in cost increases and may adversely affect the Company's results of operations.

The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, land acquisition, obtaining master plan and other approvals, construction of amenities (including golf courses and recreation centers), model homes, sales and administration facilities, major roads, utilities, general landscaping and interest. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed income reported for financial statement purposes, as costs of sales includes amortization of charges for substantial amounts of previously expended costs.

During the nine months ended March 31, 1995 the Company generated $131.8 million of net cash from community sales activities, used $68.0 million of cash for land and lot and amenity development at operating communities, paid $68.6 million for costs related to communities in the pre-operating stage, used $8.9 million of net cash for conventional homebuilding operations and used $60.3 million of cash for other operating activities.

The Company believes that, of the $596.0 million of cash spent by the Company during the nine months ended March 31, 1995 for land acquisitions, lot and amenity development, home construction and other operating activities, approximately $93.3 million was to some extent discretionary as to timing and precedes the actual construction of homes from which cash can be generated upon closing of home sale contracts. This $93.3 million was comprised of $68.6 million related to projects in the pre-operating stage and $24.7 million for land acquisitions and amenity development at operating communities.

At March 31, 1995, under the most restrictive of the covenants in the Company's debt agreements, $20.9 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

ACCOUNTING STANDARD NOT YET ADOPTED BY THE COMPANY

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which will be effective for the Company in its fiscal year ending June 30, 1997. Management is currently assessing the impact, if any, that this new accounting standard, when adopted, will have on the Company's financial position and results of operations.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 10.0 Sample Directors and Officers Indemnification Agreement between the Company and those  directors  and  officers  set  forth in
                 Exhibit 10.0, dated as of February 1, 1995

    Exhibit 27.0 Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DEL WEBB CORPORATION
                                                      (Registrant)




Date:       May 8, 1995                             /s/ Philip J. Dion
         ------------------               -------------------------------------
                                                        Philip J. Dion
                                           Chairman and Chief Executive Officer


Date:       May 8, 1995                            /s/ John A. Spencer
         ------------------               --------------------------------------
                                                       John A. Spencer
                                                Senior Vice President and
                                                 Chief Financial Officer