Form 10-K405
period 1995-06-30
WEBB DEL CORP
filed 1995-09-08
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934. For the fiscal year July 1, 1994 to June 30, 1995.

---- Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934. For the transition period from   N/A   to   N/A   .
                                                          -------    --------

Commission File Number:  1-4785

                              DEL WEBB CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                        86-0077724
(State of Incorporation)                    (IRS Employer Identification Number)

6001 North 24th Street, Phoenix, Arizona                 85016
(Address of principal executive offices)              (Zip Code)

                                 (602) 808-8000
                (Registrant's phone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
                                                 New York Stock Exchange
Common Stock (par value $.001 per share)         Pacific Stock Exchange
10 7/8% Senior Notes due 2000                    New York Stock Exchange
9 3/4% Senior Subordinated Debentures due 2003   New York Stock Exchange
9% Senior Subordinated Debentures due 2006       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                      ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant's Common Stock outstanding at August 21, 1995 was 17,396,007 shares. At that date, the aggregate market value of Registrant's Common shares held by non-affiliates, based upon the closing price of the Common Stock on the New York Stock Exchange on that date, was approximately $339,200,000.

                      Documents Incorporated by Reference

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 1995 are incorporated herein as set forth in Part III of this Annual Report.

                              DEL WEBB CORPORATION
                            FORM 10-K ANNUAL REPORT
                           For the Fiscal Year Ended
                                 June 30, 1995

                               TABLE OF CONTENTS

                                     PART I
Item 1.                                                                     PAGE
  and
Item 2.       Business and Properties

              The Company..................................................... 1
              Master-Planned Communities...................................... 1
              Potential Future Communities.................................... 4
              Conventional Homebuilding....................................... 4
              Product Design.................................................. 5
              Construction.................................................... 5
              Sales Activities................................................ 5
              Other Real Estate Activities.................................... 6
              Competition..................................................... 6
              Certain Factors Affecting the Company's Operations.............. 6
              Executive Officers of the Company............................... 9
              Employees.......................................................11

Item 3.       Legal Proceedings...............................................11

Item 4.       Submission of Matters to a Vote of Security Holders.............11



                                    PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matters...................................12

Item 6.       Selected Consolidated Financial Data............................13

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations
                  Certain Consolidated Financial and Operating Data...........15
                  Results of Operations.......................................17
                  Liquidity and Financial Condition of the Company............19
                  Impact of Inflation.........................................20
                  Accounting Standard Not Yet Adopted by the Company..........20

Item  8.      Financial Statements and Supplementary Data.....................21

Item  9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure........................21


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..............22

Item 11.      Executive Compensation..........................................22

Item 12.      Security Ownership of Certain Beneficial Owners
                and Management................................................22

Item 13.      Certain Relationships and Related Transactions..................22


                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K...........................................23

                                     PART I

Items 1 and 2.    Business and Properties

THE COMPANY

Del Webb Corporation is one of the nation's leading developers of age-restricted active adult communities. The Company has extensive experience in the active adult community business, having built and sold more than 50,000 homes at its Sun City communities over the past 35 years. The Company is also delivering homes at Terravita, a gate-guarded, amenity-rich, master-planned residential community in north Scottsdale, Arizona, that is not age-restricted. The Company designs, develops and markets these large-scale, master-planned residential communities, primarily for active adults age 55 and over, controlling all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is the exclusive developer of homes. The Company also has significant conventional subdivision homebuilding operations, which it conducts under the name "Coventry Homes," in the Phoenix, Tucson and Las Vegas areas and southern California.

The Company was incorporated in 1946 under the laws of the State of Arizona and reincorporated in 1994 under the laws of the State of Delaware. The Company's principal executive offices are located at 6001 North 24th Street, Phoenix, Arizona 85016 and its telephone number is (602) 808-8000. The Company conducts substantially all of its activities through subsidiaries and, as used in this Annual Report, the term "Company" includes Del Webb Corporation and its subsidiaries unless the context indicates otherwise.

Statements in this Annual Report as to acreage, mileage, number and years supply of future home sites, square feet and number of present and future residents, employees and shareholders are approximations.

MASTER-PLANNED COMMUNITIES

At June 30, 1995 the Company had six master-planned communities at which home closings were taking place, two master-planned communities at which it was taking home sales orders, but at which closings had not yet commenced, and two master-planned communities in earlier stages of development.

         Communities Delivering Homes

The following table shows certain information concerning the six communities at which the Company was delivering homes at June 30, 1995.

                                            Sun City    Sun City    Sun City      Sun City                Sun City
                                              West       Tucson     Las Vegas   Palm Springs  Terravita   Roseville
                                            --------    --------    ---------   ------------  ---------   ---------
 First home closing.......................     1978        1987        1989         1992         1994        1995
 Total acres..............................    7,000       1,000       2,500        1,600          800       1,200
 Homes at completion......................   16,500       2,500       7,700        4,800        1,400       3,000
 Home closings through June 30, 1995......   14,247       2,092       4,994          885          425         293
 Future home sites (including backlog)....    2,253         408       2,706        3,915          975       2,707
 Years supply of future homes based on
   current or estimated absorption........      2-3         1-2         3-4         9-15          2-3         3-5
 Base price range of homes
   at June 30, 1995 (in thousands)........  $93-240     $91-224      $95-271      $105-291     $170-380    $126-272


         Sun City West
         -------------
Sun City West is a self-contained active adult community located 25 miles northwest of downtown Phoenix, Arizona. The focal point of Sun City West is its central activities area, including a very large recreation center, the Sundome (a 7,000-seat indoor theater owned by Arizona State University), a library, a bowling alley, tennis courts, lawn bowling greens and a Company-owned 18-hole championship golf course. Sun City West also has eight other 18-hole golf courses (seven of which are owned by the residents' community association and one of which is owned by a private club owned by residents) and three smaller recreation centers. In addition, Sun City West has over 200 civic and social organizations and clubs. Sun City West had a population of 27,000 at June 30, 1995.

         Sun City Tucson
         ---------------
Sun City Tucson is located 20 miles north of downtown Tucson, Arizona. It is developed around an 18-hole championship golf course. This active adult community's 45,000-square foot primary recreation center includes a social hall, arts and crafts rooms, a large kitchen and a sports and exercise facility. Its outdoor recreational facilities include tennis courts, a swimming pool, shuffleboard courts, bocci ball courts and a miniature golf course. Sun City Tucson also has a smaller recreation facility (including a swimming pool, tennis courts and activity rooms). Another smaller recreation center is under construction. Sun City Tucson has numerous civic and social organizations and clubs and had a population of 4,000 at June 30, 1995. This community will be built out in the near future and the Company has no current plans to build another community in the Tucson area.

         Sun City Las Vegas
         ------------------
Sun City Las Vegas is located eight miles northwest of downtown Las Vegas, Nevada. It has two 18-hole championship golf courses, with a third, executive course scheduled to become operational in late 1995. Other amenities in this active adult community include 100,000 total square feet of recreational facilities at two large and one smaller recreation centers. Together, these facilities include meeting halls, arts and crafts rooms and tennis, shuffleboard, bocci ball and horseshoe courts, as well as sports and exercise complexes that include indoor and outdoor swimming pools, saunas, weight training and exercise rooms and a racquetball court. An additional 40,000 square feet of similar facilities are being designed and are currently anticipated to become operational in the Summer of 1996. Sun City Las Vegas has approximately 65 civic and social organizations and clubs and had a population of 9,000 at June 30, 1995.

         Sun City Palm Springs
         ---------------------
Sun City Palm Springs is located in the Coachella Valley 20 miles east of Palm Springs and 130 miles east of downtown Los Angeles. It is a gate-guarded active adult community that has an 18-hole championship golf course and a 62,000-square foot recreation center with indoor and outdoor swimming pools and therapy spas, tennis courts, bocci ball courts, a fitness and exercise center, arts and crafts studios, a 6,300-square foot ballroom and a full service restaurant and lounge. Sun City Palm Springs had a population of 1,600 at June 30, 1995.

         Terravita
         ---------
Terravita is a gate-guarded, amenity-rich, master-planned residential community located in north Scottsdale, Arizona, that is not age-restricted. It has an 18-hole championship golf course, a 32,000-square foot clubhouse and fitness center, a swimming pool, tennis courts and other recreational amenities. The Company began delivering homes at Terravita in July 1994. Terravita had a population of 1,000 at June 30, 1995.

         Sun City Roseville
         ------------------
Sun City Roseville is located 20 miles northeast of downtown Sacramento, California. This active adult community is planned to include 27 holes of championship golf, nine holes of which are open and nine holes of which are currently under construction, 40 acres of parks and a 52,000-square foot recreation center with indoor and outdoor swimming pools and therapy spas, tennis courts, bocci ball courts, a fitness and exercise center, arts and crafts studios, a ballroom and a full-service restaurant and lounge. Sun City Roseville began home closings in February 1995 and had a population of 500 at June 30, 1995.

         New Communities Taking Home Sales Orders

The following table shows certain information concerning the two communities at which the Company was taking home sale orders at June 30, 1995, but at which home deliveries had not then commenced.

                                                 Sun City         Sun City
                                                Hilton Head       Georgetown
                                                -----------       ----------
Total acres.................................        5,600            5,300
Homes at completion.........................        8,000            9,500
New orders first taken......................   November 1994       June 1995
Net new orders through June 30, 1995........         149              122
                                                                  Anticipated
First home closing..........................    August 1995       Spring 1996
Base price range of homes at June 30, 1995
  (in thousands)............................      $96-245           $101-235


         Sun City Hilton Head
         --------------------
Sun City Hilton Head is located inland 13 miles from Hilton Head Island, South Carolina. It is a gate-guarded active adult community that is currently planned for 8,000 homes, several golf courses, a complex of recreational buildings and other amenities on 5,600 acres, of which 1,920 acres are owned by the Company and 3,680 acres are subject to options expiring in various years through 2000. The Company broke ground at Sun City Hilton Head in May 1994 and began taking new home sales orders in November 1994. In part because Sun City Hilton Head is located on the East Coast, distant from the Company's other communities, and because of the location of Sun City Hilton Head in relation to major metropolitan areas, there is not the same local pent-up demand for initial home sales orders at this community as has existed with certain of the Company's other communities. In addition, rains and flooding severely hampered development and marketing at this community in fiscal 1995. At June 30, 1995 the Company had a backlog of 149 home sale contracts at Sun City Hilton Head. Home closings at Sun City Hilton Head began in August 1995. See "Sales Activities."

         Sun City Georgetown
         -------------------
Sun City Georgetown is an active adult community being developed 30 miles north of downtown Austin, Texas. It is currently planned for 9,500 homes on 5,300 acres, of which 1,850 acres are owned by the Company and 3,450 acres are subject to options expiring in various years through 1999. The Company broke ground at Sun City Georgetown in the Spring of 1995 and began taking new home sales orders at this community on June 15, 1995. At June 30, 1995 the Company had a backlog of 122 home sale contracts at Sun City Georgetown. The Company believes that this level of initial home sales activity is attributable to local pent-up demand and will not continue in the future. Delivery of the first homes at this community is currently anticipated in the Spring of 1996.

         Communities in Earlier Stages of Development

The following table shows certain information concerning the two communities in earlier stages of development at June 30, 1995.

                                      Sun City
                                   MacDonald Ranch               Sun City Grand
                                   ---------------               --------------
Total acres...................            600                        4,000
Homes at completion...........          2,300                        9,500


         Sun City MacDonald Ranch
         ------------------------
Sun City MacDonald Ranch is located in Henderson, Nevada, near Las Vegas. It is being developed as an active adult community with fewer amenities (for example, an executive golf course instead of a championship golf course) and higher density than the Company's other active adult communities. This community is currently planned for 2,300 homes on 600 acres. The Company broke ground at Sun City MacDonald Ranch in the Spring of 1995 and plans to begin to take new home sales orders at this community in the Fall of 1995. Home closings at Sun City MacDonald Ranch are not currently anticipated to begin before the Spring of 1996.

         Sun City Grand
         --------------
Sun City Grand is located on 4,000 acres adjacent to Sun City West. It is currently planned for 9,500 homes, several golf courses and amenities similar to those in other Sun Cities. Development began in the Spring of 1995 and is being coordinated with the build-out of Sun City West. The Company does not currently anticipate that home sales activity will begin at Sun City Grand in fiscal 1996.

POTENTIAL FUTURE COMMUNITIES

The Company believes that the demographic attributes of its active adult target market segment of people age 55 and over present significant opportunities for carefully selected future active adult communities. The Company's plan is to capitalize on those opportunities and its experience, expertise and reputation by developing active adult communities in strategically selected locations. The current business strategy of the Company includes conducting extensive market research on prospective areas, including consumer surveys and supply and demand analyses, in connection with its evaluation of sites for future active adult communities. At any given time, the Company may have a number of land acquisitions for potential communities under study and in various stages of investigation or negotiation. The Company is currently considering acquiring the land for communities to be located both in areas of the Country where the Company has active adult communities and in other areas, including full four-season areas (i.e., areas which experience cold winters), where it does not have experience in developing communities.

In making significant land acquisitions, the Company generally endeavors to acquire options on the land to mitigate the risk of holding the land during the detailed feasibility and entitlement process. However, under certain circumstances, the Company acquires such property directly.

In 1992 the Company purchased for $11 million, 5,600 acres of land north of Phoenix (currently known as the Villages at Desert Hills) as the site for a possible master-planned community. In April 1995 the Company received a general plan amendment and development master plan approval (the initial governmental planning approvals required) for 16,500 homes on this property. However, development of this property remains subject to a number of uncertainties and the planning, entitlement and permitting process is still in a relatively early stage.

CONVENTIONAL HOMEBUILDING

The Company began its conventional subdivision homebuilding operations in the Phoenix area in 1991. The Company expanded its conventional homebuilding operations to Tucson in fiscal 1994 and to Las Vegas and southern California in fiscal 1995. At June 30, 1995 the Company had a backlog of home sales orders at 26 subdivisions -- 18 in the Phoenix area, three in the Tucson area, two in the Las Vegas area and three in southern California.

In order to capitalize on its market knowledge and organizational structure, the Company's conventional homebuilding activities are primarily conducted in those metropolitan or market areas in which the Company is developing an active adult community. Through June 30, 1995 the Company's conventional homebuilding operations have generally targeted first-time and move-up buyers, with the base price of homes offered for sale at June 30, 1995 ranging from $80,000 to $316,000. The Company expects homes in this price range to be its main target segment in the future, but it intends to remain flexible when reviewing potential sites in order to pursue attractive opportunities.

The Company currently expects that community development will continue to be its primary business activity. For the year ended June 30, 1995, conventional homebuilding operations generated 18 percent of the Company's revenues.

PRODUCT DESIGN

The Company designs homes to suit its market and endeavors to conform to the popular home design characteristics in the particular geographic market involved. Home designs are periodically reviewed and refined or changed to reflect changing homebuyer tastes in each market.

Homes at the Company's communities generally range in size from 1,000 square feet to 3,900 square feet and include two to five (predominantly two and three) bedrooms, two or more baths, kitchen, living/dining area, family room or nook, two-car garages and golf cart space. Built-in appliances are included. The Company offers a program of interior and exterior upgrades, including different styles of cabinetry and floor coverings and, at its communities, a program for architectural changes to allow home buyers to further modify their homes.

CONSTRUCTION

The Company generally functions as its own general contractor. At all stages of production, the Company's management personnel and on-site superintendents coordinate the activities of subcontractors, consultants and suppliers and subject their work to quality and cost controls. Consulting firms assist in project planning and independent subcontractors are employed to perform almost all of the site development and construction work. Within its active adult communities and, generally, its conventional subdivisions, the Company is the exclusive developer of homes and does not sell vacant lots to others for residential construction purposes. The time required for construction of the Company's homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The Company strives to coordinate the construction of homes with home sales orders to control the costs and risks associated with completed but unsold inventory. An inventory of unsold homes under construction is maintained for immediate sale to customers.

SALES ACTIVITIES

At each of its communities the Company establishes a large and well-appointed sales pavilion and an extensive complex of furnished model homes. These models include a wide variety of single family homes, each of which is generally available in several exterior styles.

The Company's homes are sold by its commissioned sales personnel, who are available to provide prospective home buyers with floor plans, price information, option selections and tours of models and lots. All communities have co-brokerage programs with independent real estate brokers. Homes are sold through sales contracts, some of which allow customers to purchase homes for delivery up to one year or more in the future. The sales contracts generally require an initial deposit and an additional deposit prior to commencement of construction. The Company provides to all home buyers standardized warranties subject to specified limitations.

While more than one factor may contribute to a given home sale, the Company's experience indicates that a substantial portion of the home sales at its communities are attributable to follow-ups on referrals from residents of its communities and, at active adult communities, to the Company's "Vacation Getaway" program. This program enables prospective purchasers to visit an active adult community and stay (for a modest charge) in vacation homes for up to one week to experience the Sun City lifestyle prior to deciding whether to purchase a home.

The Company's information is that most homebuyers at its active adult communities generally visit the community in which they purchase on more than one occasion before buying. This may affect the success or initial success of the sales effort at those communities at which a higher proportion of the potential customers do not live within a several-hour driving distance from the community.

The Company also markets its communities through billboards, television and radio commercials, local and national print advertising, direct mailings and telemarketing.

The Company offers mortgage financing for the purchasers of homes at its communities and conventional subdivisions. The Company sells the mortgages it generates to third parties.

OTHER REAL ESTATE ACTIVITIES

The Company is completing the development of The Foothills, a 4,140-acre master-planned residential land development project located in Phoenix in which individual land parcels and lots are being sold to other builder/developers for conventional housing and related commercial developments. At June 30, 1995, 424 acres remained to be sold at The Foothills. Of these acres, 401 are zoned for conventional housing and 23 are zoned for commercial development. At June 30, 1995 the Company's investment in The Foothills, net of a valuation allowance recorded in fiscal 1991, was $25.9 million.

COMPETITION

The Company believes that it maintains a leading position within the active adult community market in each of the metropolitan areas in which it has a community that is currently generating revenues. The Company believes the major competitive factors in active adult community home purchases include location, lifestyle, price, value, recreational facilities and other amenities and builder/developer reputation. The Company believes its reputation, established by building and selling more than 50,000 homes over 35 years and providing an attractive lifestyle for adults age 55 and over, enhances the Company's active adult community marketing position.

All of the Company's real estate operations are subject to direct and indirect competition. The Company competes with numerous homebuilders and developers, certain of which have greater financial resources than the Company. The Company also competes generally with most homebuilders and residential developers in its geographic markets and with resales of homes in the general resale market for such housing, including in its own communities.

For the Company's active adult communities, there are varying degrees of direct and increasing competition from businesses engaged exclusively or primarily in the sale of homes to buyers age 55 and older and from non-age-restricted, master-planned communities in these areas. The Company competes with new home sales and resales at these other communities. Sun City Hilton Head competes with numerous homebuilders and community developers in the eastern seaboard, including in the Hilton Head area and Florida. A large homebuilder recently commenced developing a 1,300-home, age-restricted community in Indio, California, which is near Sun City Palm Springs.

The Company believes there may be significant additional future competition in active adult community development, including competition from conventional community developers.

CERTAIN FACTORS AFFECTING THE COMPANY'S OPERATIONS

FUTURE COMMUNITIES. The Company's communities will be built out over time. Therefore, the medium- and long-term future of the Company will be dependent on the Company's ability to develop and market future communities successfully.

Acquiring land and committing the financial and managerial resources to develop a community on that land involve significant risks. Before these communities generate any revenues, they require material expenditures for, among other things, acquiring land, obtaining development approvals and constructing project infrastructure (such as roads and utilities), recreation centers, model homes and sales facilities. It generally takes several years for communities to achieve cumulative positive cash flow.

The Company believes that the development of Sun City Hilton Head presents significant new development and marketing challenges, including acquiring the necessary construction materials and labor in sufficient amounts and on acceptable terms, adapting the Company's construction methods to a different geography and climate, and attracting potential customers from areas and to a market in which the Company has not had significant experience.

The Company will incur additional risks to the extent it develops communities in climates or other geographic areas in which it does not have experience developing communities or develops a different size or style of community. Among other things, the Company believes that a significant portion of the home sales at its active adult communities is attributable to referrals from, or sales to, residents of those communities. The extent of such referrals or sales at new communities, including communities developed in other areas of the Country, may be less than the Company has enjoyed at the active adult communities where it currently sells homes.

The Company currently is managing the development of a greater number of projects in a wider geographical area than it has previously developed at any given time.

LONG-TERM NATURE OF PROJECTS; REAL ESTATE, ECONOMIC AND OTHER CONDITIONS; GEOGRAPHIC CONCENTRATION. The Company's communities are long-term projects. Sales activity at the Company's communities varies from period to period, and the ultimate success of any community cannot necessarily be judged by results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand in the area or other reasons) than it does during later periods over the life of the community.

The Company's communities and its other real estate operations are subject to substantial existing and potential competition, real estate market conditions (both where its communities, conventional homebuilding operations and other projects are located and in areas where its potential customers reside), the cyclical nature of the real estate business, general national economic conditions and changing demographic conditions.

Company data indicate that, for the past several years, a significant number of the home purchasers at its active adult communities in Arizona, Nevada and southern California, particularly Sun City Palm Springs, were from southern California. Four of the Company's conventional homebuilding subdivisions are located in California, including two in Orange County. Any of those communities, particularly Sun City Palm Springs, as well as the Company's southern California conventional homebuilding subdivisions, may be affected by the continuing adverse conditions in the southern California real estate market and the southern California economy generally, including the financial difficulties of certain southern California municipalities.

Most of the Company's primary business operations are concentrated in a limited number of metropolitan areas in Arizona, California and Nevada. The Company's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse project-specific matters.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONSIDERATIONS. The Company's business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and "no growth" or "slow growth" political policies, all of which can prevent, delay, make uneconomic or significantly increase the cost of its developments. In addition, environmental concerns and related governmental requirements have affected and will continue to affect all of the Company's community development operations.

In connection with the development of the Company's communities and other real estate projects, particularly those located in California, numerous governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. In addition, third parties can file lawsuits challenging approvals or permits received, which could cause substantial uncertainties and material delays for the project and, if successful, could result in approvals or permits being voided.

FINANCING; LEVERAGE. Real estate development is dependent on the availability and cost of financing. It generally takes several years for new communities to achieve positive cumulative cash flow. In periods of significant growth, therefore, the Company will require significant additional capital resources, whether from issuances of equity or by incurring additional indebtedness. The Company's principal credit facility and the indentures for its publicly-held debt restrict the indebtedness the Company may incur. The availability of debt financing is also dependent on governmental policies and other factors outside the control of the Company. If the Company is at any time not successful in obtaining sufficient capital to fund its development and expansion expenditures, some or all of its projects may be significantly delayed, resulting in cost increases and adverse effects on the Company's results of operations. No assurance can be given as to the availability or cost of any future financing. In addition, the Company's degree of leverage from time to time will affect its interest incurred and may limit funds available for operations. As a result, the Company may be more vulnerable to economic downturns, which could limit its ability to withstand adverse changes or capitalize on business opportunities. If the Company is at any time unable to generate sufficient cash flow from operations to service its debt, refinancing of all or a portion of that debt or obtaining additional financing may be required to avoid defaults (including cross defaults) on some or all of its indebtedness. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained, or obtained on terms that are favorable or acceptable to the Company.

The Company's real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchase, and for buyers of the potential customers' existing homes.

CONSTRUCTION. The Company has from time to time experienced shortages of materials or qualified tradespeople or volatile increases in the cost of certain materials (particularly increases in the price of lumber and framing, which are significant components of home construction costs), resulting in longer than normal construction periods and increased costs not reflected in the prices of homes for which home sale contracts had been entered into up to one year in advance of scheduled closing. Generally, the Company's home sale contracts do not contain, or contain limited, provisions for price increases if the Company's costs of construction increase.

The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays, increased costs and loss of some home sale contracts.

NATURAL RISKS. Sun City Roseville and Sun City Hilton Head are subject to significant seasonal rainfall that can cause delays in construction and development or that can increase costs. Both of these communities were adversely affected by significantly higher than normal rainfall in fiscal 1995.

Earthquake faults, including the San Andreas fault, run through the Coachella Valley, which includes Sun City Palm Springs and the communities of Palm Springs, Indio, Palm Desert, La Quinta, Rancho Mirage and Indian Wells. A portion of Sun City Palm Springs is also located in a flood plain. The Coachella Valley Water District has approved the Company's conceptual flood control plan for Sun City Palm Springs and has approved the Company's specific flood control plan for the first phase of this project. A major earthquake or flood could have a material adverse impact on the development of and results of operations for Sun City Palm Springs. Sun City Hilton Head is located in an area which may be subject to hurricanes. A major hurricane could have a material adverse impact on the development of and results of operations for Sun City Hilton Head.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names and ages of all executive officers of the Company and the offices held with the Company at July 31, 1995.

                                                                        Years
                                                         Years as an   Employed
                                                          Executive     by the
     Name             Age         Position                 Officer     Company
--------------------------------------------------------------------------------
P. J. Dion             50  Chairman of the Board and           13          13
                            Chief Executive Officer

J. F. Contadino        53  Senior Vice  President               3           4
                            and President of Coventry Homes

J. H.  Gleason         53  Senior Vice President,               5           7
                            Project Planning and
                            Development

L. C. Hanneman, Jr.    48  Senior Vice President                6          23
                            and General Manager - Sun City
                            Las Vegas

F. D. Pankratz         45  Senior Vice President and            7           8
                            General Manager - Sun City Palm
                            Springs

C. T. Roach            48  Senior Vice President                6          16
                            and General Manager - Sun City
                            West

J. A. Spencer          46  Senior Vice President and           10          16
                            Chief Financial Officer

J. D. Wilkins          50  Senior Vice President                6           6
                            and General Manager - Sun City
                            Hilton Head

R. C. Jones            50  Vice President and General Counsel   3           3

A. L. Mariucci         38  Vice President and General           9          11
                            Manager - Terravita

D. V. Mickus           49  Vice President, Treasurer            9          12
                            and Secretary

D. E. Rau              38  Vice President and Controller        9          10

D. G. Schreiner        42  Vice President, Marketing            2           4

M. L. Schuttenberg     52  Vice President, Human Resources      2           9

R. R. Wagoner          54  Vice President, Land Development     1           3
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY (Continued)

Mr. Dion has been Chairman of the Board and Chief Executive Officer of the Company since November 1987.

Mr. Contadino has served as Senior Vice President since January 1994. Prior to that time he served as Vice President from November 1991 to January 1994. He became President of Coventry Homes in January 1991. From 1981 to January 1991, Mr. Contadino was the owner, Chief Executive Officer and President of Coventry Financial, Inc. ("CFI"), a Phoenix-based homebuilder. In January 1991 the Company purchased certain assets from CFI.

Mr. Gleason has served as Senior Vice President, Project Planning and Development, since January 1994. Prior to that time he served as Vice President, Project Planning and Development, from June 1993 to January 1994. He became a Vice President of the Company in January 1990.

Mr. Hanneman has served as a Senior Vice President of the Company since January 1994. Prior to that time he served as Vice President of the Company from January 1989 to January 1994. Since August 1987 he has served as General Manager of Sun City Las Vegas.

Mr. Pankratz became General Manager of Sun City Palm Springs in February 1990. Since September 1988 he has served as Senior Vice President of the Company.

Mr. Roach has served as a Senior Vice President of the Company since January 1994. Prior to that time he served as Vice President of the Company from January 1989 to January 1994. Since August 1987 he has served as General Manager of Sun City West.

Mr. Spencer became Chief Financial Officer of the Company in April 1993. Since February 1991 he has served as Senior Vice President of the Company. Prior to that time he served as Vice President and Controller of the Company from January 1985 to February 1991.

Mr. Wilkins has served as a Senior Vice President of the Company and General Manager of Sun City Hilton Head since January 1994. Prior to that time he served as a Vice President of the Company and General Manager of Sun City Tucson from July 1989 to January 1994.

Mr. Jones became Vice President and General Counsel of the Company in January 1992. From March 1990 to November 1991 he was a partner with the law firm of Gaston & Snow.

Ms. Mariucci has served as Vice President of the Company since June 1986, when she began serving as Vice President, Corporate Planning and Development. She became General Manager of Terravita in December 1992.

Mr. Mickus has served as Vice President and Treasurer since November 1985 and as Secretary commencing in June 1991.

Mr. Rau became Vice President and Controller in February 1991. Prior to that time he served as Vice President, Taxes and Human Resources from May 1990 to February 1991.

Mr. Schreiner became Vice President, Marketing in December 1992. Prior to that time he served as Senior Vice President, Marketing and Operations, of Coventry Homes from October 1992 to December 1992 and Vice President, Marketing and Operations, of Coventry Homes from January 1991 to October 1992. Mr. Schreiner was employed by CFI from April 1987 to January 1991.

Ms. Schuttenberg became Vice President, Human Resources, in April 1993. Prior to that time she served as Director of Human Resources from March 1992 to April 1993 and as Director of Taxes from April 1989 to March 1992.

Mr. Wagoner became Vice President, Land Development, in January 1994. Prior to that time he served as Director of Land Development from January 1992 to January 1994. Prior to 1992 Mr. Wagoner was employed by Collar, Williams and White Engineering in Phoenix, where he held various positions, including President.

EMPLOYEES

At June 30, 1995 the Company had 1,800 employees. The Company currently has no unionized employees. The Company believes that its employee relations are generally satisfactory.

Item 3. Legal Proceedings

The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.


                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

The Company's common stock is listed on the New York Stock Exchange NYSE and Pacific Stock Exchange under the trading symbol (WBB). The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for the two fiscal years ended June 30, 1995.

                                                     Sales Price
--------------------------------------------------------------------------------
                                      Fiscal Year 1995         Fiscal Year 1994
--------------------------------------------------------------------------------
Quarter Ended                          High       Low           High       Low
--------------------------------------------------------------------------------

September 30                          17 3/8     13 5/8        16         11 3/4
December 31                           17 5/8     14 1/4        16 1/2     11 5/8
March 31                              20         17            18 3/8     14 1/2
June 30                               23 5/8     16 5/8        17 1/2     14 1/2
--------------------------------------------------------------------------------

As of July 31, 1995 the number of shareholders of record of common stock of the Company was 3,329.

The Company has paid regular quarterly dividends of $.05 per share for each quarter in the last five fiscal years. The amount and timing of any future dividends is subject to the discretion of the Board of Directors. Among the factors which the Board of Directors may consider in determining the amount and timing of dividends are the earnings, cash needs and capital resources of the Company. In addition, the Company is party to a loan agreement and various indentures that contain covenants restricting the Company's ability to pay dividends and acquire its common stock. Under the most restrictive of these covenants, at June 30, 1995 approximately $16.9 million of the Company's retained earnings were available for payment of cash dividends and for the acquisition by the Company of its common stock.

The Company repurchased 1,046,751 shares of its common stock in fiscal 1994 (for an aggregate cost of $13.3 million) and 444 shares of its common stock in fiscal 1995 (for an aggregate cost of $8,000).

In August 1995 the Company publicly sold 2,474,900 shares of its common stock at a price to the public of $19.50 per share.

Item 6. Selected Consolidated Financial Data (Not covered by report of independent auditors)

The following tables set forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 1995. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  Dollars In Thousands Except Per Share Data
                                                                             Year Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                           1995         1994        1993          1992         1991
---------------------------------------------------------------------------------------------------------------------
Statement of earnings information:
Revenues:
  Home sales - communities                             $ 620,012    $ 405,462    $ 324,817     $ 226,014    $ 220,294
  Home sales - conventional homebuilding                 144,469       79,992       44,456        27,097        4,795
  Land sales and other                                    38,638       24,607       21,313         7,761        2,973
---------------------------------------------------------------------------------------------------------------------
  Total revenues                                       $ 803,119    $ 510,061    $ 390,586     $ 260,872    $ 228,062
=====================================================================================================================
Earnings (loss):
  Continuing operations (1)                            $  28,491    $  17,021    $  16,863     $  14,068    $   7,111
  Discontinued operations (2)                                  -            -      (12,810)            -            -
  Extraordinary gain (3)                                       -            -          458         3,039        5,006
  Cumulative effect of accounting change (1)                   -            -       20,000             -            -
---------------------------------------------------------------------------------------------------------------------
  Net earnings                                         $  28,491    $  17,021    $  24,511     $  17,107    $  12,117
=====================================================================================================================
Net earnings per share:
  Continuing operations                                $    1.87    $    1.13    $    1.05     $    1.09    $     .75
  Total                                                     1.87         1.13         1.53          1.33         1.28
=====================================================================================================================
Cash dividends per share                               $     .20    $     .20    $     .20     $     .20    $     .20
=====================================================================================================================

(1) Earnings from continuing operations for fiscal 1995, 1994 and 1993 reflect a higher income tax rate (a rate more closely approximating the statutory rate) than for previous years as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 109 effective
      July 1, 1992. In fiscal 1993 the Company recognized a $20 million increase in net earnings as a result of a cumulative effect of an accounting change from the adoption of SFAS No. 109. Earnings from continuing operations and net earnings for fiscal 1991 were reduced by a $5 million pre-tax valuation allowance related to the Company's residential land development project.

(2) The loss from discontinued operations for fiscal 1993 primarily consisted of additional loss provisions related to the Company's discontinued land development projects.

(3) The extraordinary gains recognized by the Company in fiscal 1993, 1992 and 1991 resulted from the extinguishment of debt on discounted bases.

                                                                             Dollars In Thousands
                                                                             Year Ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                                           1995         1994          1993          1992        1991
----------------------------------------------------------------------------------------------------------------------
Balance sheet information at year-end:

  Total assets                                         $ 925,050    $ 758,424    $  555,586    $  442,051   $  261,939

  Notes payable and senior debt                        $ 284,585    $ 189,657    $  133,175    $  159,637   $   28,272
  Subordinated debt                                      206,673      206,019       108,688        12,622       59,233
                                                       ---------    ---------    ----------    ----------   ----------
  Total notes payable, senior and subordinated
   debt                                                $ 491,258    $ 395,676    $  241,863    $  172,259   $   87,505

  Shareholders' equity                                 $ 229,342    $ 201,324    $  199,446    $  178,615   $  112,350

  Total notes payable, senior and subordinated
    debt divided by total notes payable, senior and
    subordinated debt and shareholders' equity              68.2%        66.3%         54.8%         49.1%        43.8%
======================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA
-------------------------------------------------
Set forth below is certain consolidated financial and operating data of the Company as of and for each of the three fiscal years ended June 30, 1995.

                                           Year Ended                  Change                 Change
                                            June 30,                1995 vs 1994           1994 vs 1993
------------------------------------------------------------     -------------------    -------------------
                                    1995     1994      1993      Amount      Percent    Amount      Percent
------------------------------------------------------------     -------------------    -------------------

OPERATING DATA:
Number of net new orders: (1)
 Sun City West                       946    1,156     1,031        (210)     (18.2%)       125        12.1%
 Sun City Tucson                     310      357       305         (47)     (13.2%)        52        17.0%
 Sun City Las Vegas                  770      863       801         (93)     (10.8%)        62         7.7%
 Sun City Palm Springs (2)           267      315       450         (48)     (15.2%)      (135)      (30.0%)
 Sun City Roseville (3)              515      349       N/A         166       47.6%        349         N/A
 Sun City Hilton Head (3)            149      N/A       N/A         149        N/A         N/A         N/A
 Sun City Georgetown (3)             122      N/A       N/A         122        N/A         N/A         N/A
 Terravita (3)                       392      331       N/A          61       18.4%        331         N/A
 Coventry Homes                    1,063      774       414         289       37.3%        360        87.0%
-----------------------------------------------------------      ------------------     -------------------
  Total                            4,534    4,145     3,001         389        9.4%      1,144        38.1%
===========================================================      ==================     ===================
Number of home closings:
 Sun City West                     1,104    1,161       850         (57)      (4.9%)       311        36.6%
 Sun City Tucson                     444      342       263         102       29.8%         79        30.0%
 Sun City Las Vegas                  847      815       710          32        3.9%        105        14.8%
 Sun City Palm Springs (2)           282      278       325           4        1.4%        (47)      (14.5%)
 Sun City Roseville (3)              293      N/A       N/A         293        N/A         N/A         N/A
 Terravita (3)                       425      N/A       N/A         425        N/A         N/A         N/A
 Coventry Homes                      921      587       416         334       56.9%        171        41.1%
-----------------------------------------------------------      ------------------     -------------------
  Total                            4,316    3,183     2,564       1,133       35.6%        619        24.1%
===========================================================      ==================     ===================
BACKLOG DATA:
Homes under contract at June 30:
 Sun City West                       502      660       665        (158)     (23.9%)        (5)       (0.8%)
 Sun City Tucson                     149      283       268        (134)     (47.3%)        15         5.6%
 Sun City Las Vegas                  402      479       431         (77)     (16.1%)        48        11.1%
 Sun City Palm Springs (2)           147      162       125         (15)      (9.3%)        37        29.6%
 Sun City Roseville (3)              571      349       N/A         222       63.6%        349         N/A
 Sun City Hilton Head (3)            149      N/A       N/A         149        N/A         N/A         N/A
 Sun City Georgetown (3)             122      N/A       N/A         122        N/A         N/A         N/A
 Terravita (3)                       298      331       N/A         (33)     (10.0%)       331         N/A
 Coventry Homes                      540      398       211         142       35.7%        187        88.6%
-----------------------------------------------------------      ------------------     -------------------
  Total (4)                        2,880    2,662     1,700         218        8.2%        962        56.6%
===========================================================      ==================     ===================
Aggregate contract sales amount
 (dollars in millions)              $565     $471      $260         $94       20.0%       $211        81.2%

Average contract sales amount
  per home (dollars in thousands)   $196     $177      $153         $19       10.7%        $24        15.7%
===========================================================      ==================     ===================
AVERAGE REVENUE PER
  HOME CLOSING:
  Sun City West                 $151,100  143,500   134,800      $ 7,600       5.3%     $ 8,700        6.5%
  Sun City Tucson                164,400  159,700   147,900        4,700       2.9%      11,800        8.0%
  Sun City Las Vegas             180,700  160,800   151,800       19,900      12.4%       9,000        5.9%
  Sun City Palm Springs          214,400  191,400   195,600       23,000      12.0%      (4,200)      (2.1%)
  Sun City Roseville             201,100      N/A       N/A          N/A       N/A          N/A        N/A
  Terravita                      253,700      N/A       N/A          N/A       N/A          N/A        N/A
  Coventry Homes                 156,900  136,300   106,900       20,600      15.1%      29,400       27.5%
    Weighted average            $177,100 $152,400  $144,000      $24,600      16.1%     $ 8,500        5.9%
===========================================================      ==================     ===================
OPERATING STATISTICS:
  Cost of sales as a percentage of
    revenues                        80.4%    79.2%     77.4%        1.2%       1.5%         1.8%       2.3%

  Selling, general and
    administrative expenses
    as a percentage of revenues     14.1%    15.6%     16.0%       (1.5%)     (9.6%)       (0.4%)     (2.5%)

  Earnings from continuing
   operations before income taxes
   as a percentage of revenues       5.5%     5.1%      6.3%        0.4%       7.8%        (1.2%)    (19.0%)

  Ratio of home closings to homes
   under contract in backlog
   at beginning of year            162.1%   187.2%    203.0%      (25.1%)    (13.4%)      (15.8%)     (7.8%)
===========================================================        ================        ================

(1)  Net of cancellations.  The Company recognizes revenue at close of escrow.

(2) The Company began taking new home sales orders at Sun City Palm Springs in July 1992. Of the 450 new orders taken in fiscal 1993 at Sun City Palm
     Springs, 235 were to customers who had made non-binding reservations prior to July 1, 1992. Home closings at Sun City Palm Springs began in October
     1992.

(3)  The Company began taking new home sales orders at Sun City Roseville in May
     1994, at Sun City Hilton Head in November  1994, at Sun City  Georgetown in
     June 1995 and at  Terravita  in November  1993.  Home  closings at Sun City
     Roseville  began  in  February  1995 and at  Terravita  in July  1994.

(4)  A majority  of the  backlog at June 30, 1995 is  currently  anticipated  to result in  revenues  in the next 12  months.  However,  a  majority  of the backlog at June 30, 1995 is contingent  upon the  availability of financing for the  customer,  sale of the  customer's  existing  residence  or  other factors.  Also,  as a practical  matter,  the  Company's  ability to obtain damages for breach of  contract  by a  potential  home buyer are limited to retaining all or a portion of the deposit received. In the years ended June
     30, 1995, 1994 and 1993  cancellations of home sales orders as a percentage of new home sales orders  written  during the year were 18.3 percent,  15.6 percent and 14.1 percent, respectively.

RESULTS OF OPERATIONS
---------------------
REVENUES.

                             (Dollars in Millions)
--------------------------------------------------------------------------------
       Fiscal                           Fiscal                            Fiscal
        1995           Change            1994           Change             1993
--------------------------------------------------------------------------------
       $803.1           57.5%           $510.1           30.6%            $390.6

Home closings at Terravita and Sun City Roseville accounted for $107.8 million and $58.9 million, respectively, of the increase in revenues for the fiscal year ended June 30, 1995 compared to the fiscal year ended June 30, 1994. The Company had not yet begun delivering homes at these communities in fiscal 1994. Increased home closings (due to a higher beginning backlog) at the Company's more mature active adult communities (Sun City West, Sun City Tucson, Sun City Las Vegas and Sun City Palm Springs) accounted for $14.0 million of the increase in revenues. Increased home closings at Coventry Homes, the Company's conventional homebuilding operation, accounted for $45.5 million of the increase in revenues. Coventry Homes' increased home closings were due both to an increase in Phoenix-area operations and to the expansion of operations in the Tucson and Las Vegas areas and southern California.

Increases in the average revenue per home closing at the Company's more mature active adult communities and Coventry Homes accounted for $33.8 million and $19.0 million, respectively, of the increase in revenues. These increases in average revenues per home closing were partially due to sales price increases implemented by the Company and partially due to market-driven changes in product mix.

Land sales and other revenues were $14.0 million higher in fiscal 1995 than in fiscal 1994.

Increased home closings at the Company's active adult communities and Coventry Homes accounted for $60.3 million and $18.3 million, respectively, of the increase in revenues for fiscal 1994 compared to the fiscal year ended June 30, 1993. Increases in the average revenue per home closing at the Company's active adult communities and Coventry Homes accounted for $20.2 million and $17.3 million, respectively, of the increase in revenues. These increases in average revenue per home closing were partially due to sales price increases implemented by the Company and partially due to a greater percentage of sales of larger active adult community homes or at more expensive conventional homebuilding subdivisions. The Company experienced decreased home closings and average revenue per home closing at Sun City Palm Springs for fiscal 1994 compared to fiscal 1993, primarily due to a decrease in net new orders and a greater percentage of sales of smaller homes.

COST OF SALES. The increase in cost of sales to $646.1 million in fiscal 1995 compared to $404.2 million in fiscal 1994 was primarily due to the increase in home closings. As a percentage of revenues, cost of sales increased to 80.4 percent for fiscal 1995 compared to 79.2 percent for fiscal 1994. This increase was the result of a variety of factors, including changes in the mix of contributions by various communities and Coventry Homes, increased amortization of capitalized interest to cost of sales and decreased base housing margins at Sun City Tucson. Increased borrowings and higher interest rates resulted in an increase in amortization of capitalized interest to 4.8 percent of total cost of sales for fiscal 1995 compared to 4.5 percent for fiscal 1994. Pricing strategies employed by the Company to facilitate the completion of Sun City Tucson resulted in a decrease in base housing margins at that community. On a period-to-period basis, cost of sales as a percentage of revenues will vary due to, among other things, changes in product mix, differences between individual communities, lot premiums, upgrades and extras, price increases, changes in construction costs and changes in the amortization of capitalized interest and other common costs. Management anticipates that (i) continued increases in the amortization of capitalized interest to cost of sales resulting from higher levels of indebtedness and increases in land held for longer-term development (with respect to which land the Company cannot allocate capitalized interest) and (ii) changes in estimates on which the amortization of other common costs is based will result in a greater percentage of capitalized interest and other common costs being amortized to cost of sales in the next fiscal year than in prior years.

Because the Company capitalizes interest and amortizes capitalized interest as home closings occur over the lives of its projects and the Company has several communities at which closings have not yet begun, a significant portion of the reduction in interest costs resulting from the use of proceeds of the August 1995 public offering of 2,474,900 shares of common stock to repay indebtedness will not be reflected in reported earnings for the Company's fiscal year ended June 30, 1996 and some portion will not be reflected in the following year. See "Liquidity and Financial Condition of the Company."

The increase in cost of sales in fiscal 1994 compared to fiscal 1993 was primarily due to increased home closings at all locations other than Sun City Palm Springs. The Company also experienced an increase in its cost of sales as a percentage of revenues from 77.4 percent in fiscal 1993 to 79.2 percent in fiscal 1994, primarily reflecting the impact of higher lumber costs. Average framing lumber composite prices were 22 percent higher for the 12 months ended June 30, 1994 than for the 12 months ended June 30, 1993. For the Company, framing costs represented 14.8 percent of total cost of sales for fiscal 1994 compared to 12.1 percent for fiscal 1993. These lumber cost increases adversely impacted the Company because homes with fixed sales prices established in sales contracts entered into up to a year earlier were constructed and delivered at higher than anticipated costs. In an effort to reduce the effects of rising costs, the Company implemented sales price increases and entered into fixed-price framing contracts for a significant portion of its homes constructed through December 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Of the increase in selling, general and administrative expenses to $113.2 million in fiscal 1995 as compared to $79.7 million in fiscal 1994, $9.2 million was attributable to higher sales and marketing expenses and $7.9 million was attributable to increased commissions on the higher revenues. The balance of the increase was attributable to a variety of general and administrative expenses. Since a significant portion of selling, general and administrative expenses is fixed, the increase in revenues for fiscal 1995 resulted in a decrease in these expenses as a percentage of revenues as compared to fiscal 1994.

Of the increase in selling, general and administrative expenses to $79.7 million in fiscal 1994 as compared to $62.6 million in fiscal 1993, $3.0 million was attributable to increased sales and marketing expenses and $3.8 million was attributable to increased commissions on the increased revenues. The balance of the increase was attributable to a variety of general and administrative expenses. The increase in revenues from fiscal 1993 to fiscal 1994 also resulted in a decrease in these expenses as a percentage of revenues.

OTHER EXPENSE, NET. Included in other expense, net in fiscal 1993 was $2.0 million of previously capitalized costs related to an option the Company had to purchase land near Austin, Texas as the site of a potential active adult community, partially offset by $1.1 million of other income.

INCOME TAXES. The increase in income taxes to $15.3 million in fiscal 1995 as compared to $9.2 million in fiscal 1994 was due to the increase in earnings from continuing operations before income taxes. The effective tax rate in both years was 35 percent. The increase in income taxes to $9.2 million in fiscal 1994 as compared to $7.9 million in fiscal 1993 was due to the increase in earnings from continuing operations before income taxes and an increase in the effective tax rate from 32 percent to 35 percent.

For financial reporting and cash flow purposes, a recent state tax law change and, possibly, certain other matters are currently anticipated to result in the Company's effective tax rate being less in future periods than it would otherwise have been.

LOSS FROM DISCONTINUED OPERATIONS. The non-cash provision for discontinued operations recorded by the Company in fiscal 1993 was attributable to the change in carrying values of the Company's two commercial land development projects from net realizable values to market values, net of anticipated holding and disposal costs, and to the settlement of other matters.

EXTRAORDINARY GAIN. The extraordinary gain recognized by the Company in fiscal 1993 resulted from the extinguishment of a portion of notes payable on a discounted basis.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The $20 million cumulative effect of accounting change in fiscal 1993 resulted from the Company's adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective July 1, 1992.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 9.4 percent in fiscal 1995 compared to fiscal 1994. This increase was attributable to new sales orders at Sun City Roseville, Sun City Hilton Head, Sun City Georgetown and the expansion of Coventry Homes' conventional subdivision homebuilding operations. The Company did not have a full year of sales activity at Sun City Roseville in fiscal 1994 and began home sales activity at Sun City Hilton Head and Sun City Georgetown in fiscal 1995. At the more mature communities of Sun City West, Sun City Las Vegas, Sun City Tucson and Sun City Palm Springs, net new orders decreased by 14.8 percent, due primarily to exceptionally high new order activity at Sun City West and Sun City Las Vegas in the prior year, the winding down of new order activity at Sun City Tucson as build-out of that community approaches and the effect on Sun City Palm Springs of continued adverse conditions in the southern California economy.

Cancellations of home sales orders as a percentage of new home sales orders written increased to 18.3 percent for fiscal 1995 compared to 15.6 percent for fiscal 1994 and 14.1 percent for fiscal 1993. The increases were primarily attributable to Sun City Roseville and Terravita, which experienced strong new order activity but higher cancellation percentages than the Company's more mature active adult communities. Management believes that cancellations at these new communities may have been higher than they would otherwise have been as a result of extended home delivery periods resulting from new orders taken prior to site and amenity development.

The number of homes in backlog at June 30, 1995 was 8.2 percent higher than at June 30, 1994. This increase was primarily attributable to the inclusion of homes under contract at Sun City Hilton Head and Sun City Georgetown and increases in backlog at Sun City Roseville and Coventry Homes, partially offset by declines in homes under contract at the Company's more mature communities.

Net new orders increased 38.1 percent in fiscal 1994 compared to fiscal 1993, primarily reflecting increased sales orders for Coventry Homes (resulting from a larger number of subdivisions than in fiscal 1993), new sales orders at Sun City Roseville (at which the Company began taking new sales orders in May 1994) and new sales orders at Terravita (at which the Company began taking new sales orders in November 1993). The Company also experienced increased sales orders atall operating active adult communities except Sun City Palm Springs, where net new orders were affected by continued adverse conditions in the southern California economy. The number of homes under contract at June 30, 1994 was 56.6 percent higher than at June 30, 1993. This increase was primarily attributable to the initial sales orders at Sun City Roseville and Terravita and to an 88.6 percent increase for Coventry Homes.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY
------------------------------------------------
In November 1994 the Company negotiated an amendment to its senior unsecured revolving credit facility to increase the amount of the facility from $125 million to $175 million. In June 1995 the senior unsecured revolving credit facility was further amended to increase the amount of the facility to $300 million, which will provide greater flexibility in the nature and timing of future development expenditures. In connection with this amendment, the Company repaid its secured Coventry Homes bank debt and reduced the amount of its short-term lines of credit from $20 million to $10 million. At June 30, 1995 the Company had $18.9 million of cash and short-term investments and $141.5 million and $8.3 million of unused borrowing capacity under its $300 million unsecured revolving credit facility and $10 million of short-term lines of credit, respectively.

In August 1995 the Company publicly sold 2,474,900 shares of its common stock. The net proceeds of approximately $45 million were used to repay a portion of the indebtedness outstanding under the Company's $300 million senior unsecured revolving credit facility. The Company intends to reborrow under the senior unsecured revolving credit agreement from time to time as necessary to fund development of existing and new projects and for other general corporate purposes.

Management believes that the Company's current borrowing capacity, when combined with existing cash and short-term investments and currently anticipated cash flows from the Company's operating communities, conventional homebuilding activities and residential land development project, will provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for the next 12 months. Cash flows from the Company's operating communities, however, are expected to be negatively impacted by the decline in net new order activity and backlog at the Company's more mature active adult communities.

The Company's senior unsecured revolving credit facility and the indentures for the Company's publicly-held debt contain restrictions which could, depending on the circumstances, affect the Company's ability to borrow in the future. If the Company at any time is not successful in obtaining sufficient capital to fund its then planned development and expansion expenditures, some or all of its projects may be significantly delayed. Any such delay could result in cost increases and may adversely affect the Company's results of operations.

The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, land acquisition, obtaining master plan and other approvals, construction of amenities (including golf courses and recreation centers), model homes, sales and administration facilities, major roads, utilities, general landscaping and interest. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed income reported for financial statement purposes, as costs of sales includes amortization charges for substantial amounts of previously expended costs.

During fiscal 1995 the Company generated $212.4 million of net cash from community sales activities, used $100.3 million of cash for land and lot and amenity development at operating communities, paid $98.2 million for costs related to communities in the pre-operating stage, used $6.5 million of net cash for conventional homebuilding operations and used $65.0 million of cash for other operating activities.

The Company believes that, of the $820.4 million of cash spent by the Company during fiscal 1995 for land acquisitions, lot and amenity development, home construction and other operating activities, approximately $135.9 million was to some extent discretionary as to timing and precedes the actual construction of homes from which cash can be generated upon closing of home sale contracts. This $135.9 million was comprised of $98.2 million related to projects in the pre-operating stage and $37.7 million for land acquisitions and amenity development at operating communities.

At June 30, 1995, under the most restrictive of the covenants in the Company's debt agreements, $16.9 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

IMPACT OF INFLATION
-------------------
Operations of the Company can be impacted by inflation. Home and land sales prices can increase, but inflation can also cause increases in interest costs and the costs of land, raw materials and subcontracted labor. Unless such increased costs are recovered through higher sales prices, operating margins will decrease. High mortgage interest rates may also make it more difficult for the Company's potential customers to sell their existing homes in order to move to one of the Company's communities or to finance the purchases of their new homes.

ACCOUNTING STANDARD NOT YET ADOPTED BY THE COMPANY
--------------------------------------------------
The Financial Accounting Standards Board recently issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which the Company will be required to implement effective for the fiscal year ending June 30, 1997.

This statement requires that long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

Management believes that if this standard were to be implemented currently, there would not be an impairment loss; however, until it is implemented, management will periodically reassess the Company's situation in relation to SFAS No. 121.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

For information with respect to the Executive Officers of the Registrant, see "Item 1 -- Executive Officers of the Company" at the end of Part I of this report. Information with respect to the Directors of the Registrant is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions

Information in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. and 2.  The  response  to  this portion of  Item  14 is  submitted  as a separate section of this report beginning on page 25.

     3.         Exhibits

                The Exhibit Index attached to this Report is hereby incorporated by reference.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to do so, in Phoenix, Arizona on the 30th day of August, 1995.

                                        DEL WEBB CORPORATION
                                        (Registrant)

                                        By: /s/ Philip J. Dion
                                            ------------------------------------
                                            Philip J. Dion
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


       Signature                        Title                          Date
--------------------------------------------------------------------------------

/s/ Philip J. Dion           Chairman and Chief Executive        August 30, 1995
---------------------------- Officer
   (Philip J. Dion)          (Principal Executive Officer)

/s/ John A. Spencer          Senior Vice President and Chief     August 30, 1995
---------------------------- Financial Officer
   (John A. Spencer)         (Principal Financial Officer)

/s/ David E. Rau             Vice President and Controller       August 30, 1995
---------------------------- (Principal Accounting Officer)
   (David E. Rau)

/s/ D. Kent Anderson         Director                            August 30, 1995
----------------------------
   (D. Kent Anderson)

/s/ Robert Bennett           Director                            August 30, 1995
----------------------------
   (Robert Bennett)

/s/ Hugh F. Culverhouse, Jr. Director                            August 30, 1995
----------------------------
    (Hugh F. Culverhouse, Jr.)

/s/ Kenny C. Guinn           Director                            August 30, 1995
----------------------------
    (Kenny C. Guinn)

/s/ J. Russell Nelson        Director                            August 30, 1995
----------------------------
    (J. Russell Nelson)

/s/ Peter A. Nelson          Director                            August 30, 1995
----------------------------
    (Peter A. Nelson)

/s/ Michael E. Rossi         Director                            August 30, 1995
----------------------------
    (Michael E. Rossi)

/s/ C. Anthony Wainwright    Director                            August 30, 1995
----------------------------
    (C. Anthony Wainwright)

/s/ Sam Yellen               Director                            August 30, 1995
----------------------------
    (Sam Yellen)

                              DEL WEBB CORPORATION
                                   FORM 10-K
                         Item 8, Item 14(a) (1) and (2)
            Index of Consolidated Financial Statements and Schedule


The following financial statements required to be included in Item 8 and other disclosures by the Registrant are listed below:

                                                                            PAGE

Management's Report.......................................................... 26

Independent Auditors' Report................................................. 27

Consolidated Financial Statements:

       Balance Sheets as of June 30, 1995 and 1994........................... 28

       Statements of Earnings for each of the years in the three-year period ended June 30, 1995.......................................... 29

       Statements of Shareholders' Equity for each of the years in the three-year period ended June 30, 1995............................... 30

       Statements of Cash Flows for each of the years in the three-year period ended June 30, 1995.......................................... 31

       Notes to Consolidated Financial Statements............................ 33

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


The  following   financial   statement   schedule  of  the  Registrant  and  its
subsidiaries is included in Item 14(a) (2):

consolidated Financial Statement Schedule:                                  PAGE

     II   Valuation and Qualifying Accounts for each of the years in the three-year period ended June 30, 1995............................. 46

Schedules other than the one listed above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

MANAGEMENT'S REPORT

Financial Statements

Del Webb Corporation is responsible for the preparation, integrity and fair presentation of its published financial statements. The financial statements that follow have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgements and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

The financial statements have been audited by the independent accounting firm, KPMG Peat Marwick LLP, which was given access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. The Company believes that all representations made to the independent auditors during their audit were valid and appropriate. KPMG Peat Marwick LLP's audit report is presented on the following page.

Internal Control System

The Company maintains a system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and division of responsibility, established policies and procedures (including a code of conduct) which are communicated throughout the Company, and the selection, training and development of employees. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the board of directors, and corrective actions are taken to correct deficiencies if and as they are identified. The board, operating through its audit committee which is composed of directors who are not officers or employees of the Company, provides oversight to the financial reporting and asset safeguarding process.

Even an effective internal control system, no matter how well designed, has inherent limitations -- including the possibility of the circumvention or overriding of controls -- and therefore can provide only reasonable assurance with respect to financial statement preparation and asset safeguarding. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company assessed its internal control system as of June 30, 1995 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of June 30, 1995, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.


/s/ Philip J. Dion
-------------------------------------
Philip J. Dion
Chairman and Chief Executive Officer



/s/ John A. Spencer
-------------------------------------
John A. Spencer
Senior Vice President and Chief Financial Officer


June 30, 1995

                          Independent Auditors' Report




The Board of Directors and Shareholders
Del Webb Corporation:

We have audited the consolidated financial statements of Del Webb Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Webb Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective July 1, 1992.


KPMG Peat Marwick LLP


Phoenix, Arizona
August 18, 1995

                     DEL WEBB CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             June 30, 1995 and 1994


                                                               In Thousands
--------------------------------------------------------------------------------
                                                             1995        1994
--------------------------------------------------------------------------------
                   Assets
--------------------------------------------------------------------------------
Real estate inventories (Notes 2, 5 and 11)              $ 828,752    $ 662,613
Cash and short-term investments                             18,900        6,474
Receivables (Note 3)                                        21,995       10,385
Property and equipment, net (Note 4)                        29,326       36,773
Deferred income taxes (Note 6)                                --         11,604
Other assets                                                26,077       30,575
--------------------------------------------------------------------------------
                                                         $ 925,050    $ 758,424
================================================================================
        Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Notes payable, senior and subordinated debt (Note 5)     $ 491,258    $ 395,676
Subcontractor and trade accounts payable                    76,421       45,443
Accrued liabilities and other payables                      48,121       39,905
Home sale deposits                                          66,887       62,797
Income taxes payable (Note 6)                                3,899        7,155
Deferred income taxes (Note 6)                               5,197         --
Net liabilities of discontinued operations (Note 12)         3,925        6,124
--------------------------------------------------------------------------------
      Total liabilities                                    695,708      557,100
--------------------------------------------------------------------------------
Shareholders' equity:
  Common stock,  $.001 par value at June 30, 1995,
    without par value at June 30, 1994.  Authorized
    30,000,000 shares; issued 15,798,649 shares and
    15,828,940 shares at June 30, 1995 and 1994,
    respectively (Notes 7, 8 and 14)                            16      112,944
  Additional paid-in capital (Notes 7 and 14)              121,059        8,333
  Retained earnings (Note 5)                               122,153       96,630
--------------------------------------------------------------------------------
                                                           243,228      217,907
  Less cost of common stock in treasury, 877,728
    shares and 1,132,065 shares at June 30, 1995
    and 1994, respectively (Note 14)                       (11,058)     (14,600)
  Less deferred compensation (Note 8)                       (2,828)      (1,983)
--------------------------------------------------------------------------------
      Total shareholders' equity                           229,342      201,324
--------------------------------------------------------------------------------
                                                         $ 925,050    $ 758,424
================================================================================

See accompanying notes to consolidated financial statements.

                     DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    Years ended June 30, 1995, 1994 and 1993



                                                         In Thousands
                                                    Except Per Share Data
-------------------------------------------------------------------------------
                                                 1995        1994        1993
-------------------------------------------------------------------------------

Revenues (Note 10)                            $ 803,119   $ 510,061   $ 390,586
-------------------------------------------------------------------------------
Cost of sales (Note 10)                         646,052     404,202     302,300
Selling, general and administrative
  expenses                                      113,235      79,673      62,566
Other expense, net                                 --          --           922
-------------------------------------------------------------------------------
  Earnings from continuing operations
   before income taxes                           43,832      26,186      24,798
Income taxes (Note 6)                            15,341       9,165       7,935
-------------------------------------------------------------------------------
  Earnings from continuing operations            28,491      17,021      16,863
Loss from discontinued operations
  (net of tax) (Notes 6 and 12)                    --          --       (12,810)
Extraordinary gain from extinguishment
  of debt (net of tax) (Note 6)                    --          --           458
Cumulative effect of accounting change
  (Note 6)                                         --          --        20,000
-------------------------------------------------------------------------------
  Net earnings                                $  28,491   $  17,021   $  24,511
===============================================================================

Weighted average shares outstanding              15,209      15,036      16,049
===============================================================================

Earnings (loss) per share:
  Continuing operations                       $    1.87   $    1.13   $    1.05
  Discontinued operations                          --          --          (.80)
  Extraordinary gain                               --          --           .03
  Cumulative effect of accounting change           --          --          1.25
-------------------------------------------------------------------------------
Net earnings per share                        $    1.87   $    1.13   $    1.53
===============================================================================
See accompanying notes to consolidated financial statements.

                     DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended June 30, 1995, 1994 and 1993

                                                                           In Thousands
------------------------------------------------------------------------------------------------------------------------
                                                         Additional                                           Total
                                            Common         Paid-In      Retained  Treasury    Deferred     Shareholders'
                                             Stock         Capital      Earnings    Stock   Compensation      Equity
------------------------------------------------------------------------------------------------------------------------
Balances at July 1, 1992                $   112,059    $    7,483    $  61,230   $   (572)  $    (1,585)   $     178,615
Shares issued for stock option and
  restricted  stock plans (68,600
  shares of common stock and 45,600
  shares of treasury stock), net of
  amortization                                1,230           536            -        248          (272)           1,742
Treasury stock acquired, 150,084
  shares                                          -             -           -      (2,272)            -           (2,272)
Cash dividends ($ .20 per share)                  -             -       (3,150)         -             -           (3,150)
Net earnings                                      -             -       24,511          -             -           24,511
------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1993                   113,289         8,019       82,591     (2,596)       (1,857)         199,446
Shares issued and retired for stock
  option and  restricted stock plans
  (123,167 shares of treasury stock
  issued and 23,453 shares of common
  stock retired), net of amortization          (345)          314           -       1,322          (126)           1,165
Treasury stock acquired, 1,046,751
  shares                                          -             -           -     (13,326)            -          (13,326)
Cash dividends ($ .20 per share)                  -             -       (2,982)         -             -           (2,982)
Net earnings                                      -             -       17,021          -             -           17,021
------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1994                   112,944         8,333       96,630    (14,600)       (1,983)         201,324
Shares issued and retired for stock
  option, restricted stock and
  retirement savings plans (254,781
  shares of treasury stock issued and
  30,291 shares of common stock
  retired), net of amortization                (202)            -            -      3,550          (845)           2,503
Treasury stock acquired, 444 shares               -             -            -         (8)            -               (8)
Change from common stock without
  par value to $.001 par value common
  stock (Note 7)                           (112,726)      112,726            -          -             -                -
Cash dividends ($ .20 per share)                  -             -       (2,968)         -             -           (2,968)
Net earnings                                      -             -       28,491          -             -           28,491
------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1995               $        16    $  121,059    $ 122,153   $(11,058)  $    (2,828)   $     229,342
========================================================================================================================

See accompanying notes to consolidated financial statements.


                     DEL WEBB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1995, 1994 and 1993
                                 (In Thousands)

                                                  1995        1994       1993
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers related to
     community home sales                     $ 588,526   $ 415,090   $ 324,986
  Cash received from commercial land
     sales, net                                   1,599       3,730         945
  Cash paid for costs related to community
     home construction                         (377,735)   (275,079)   (218,773)
-------------------------------------------------------------------------------
      Net cash provided by community
        sales activities                        212,390     143,741     107,158
  Cash paid for land acquisitions at
     operating communities                       (8,046)     (5,212)     (3,626)
  Cash paid for lot development at
     operating communities                      (62,612)    (46,921)    (34,563)
  Cash paid for amenity development at
     operating communities                      (29,683)    (34,292)    (28,389)
-------------------------------------------------------------------------------
      Net cash provided by operating
        communities                             112,049      57,316      40,580

  Cash paid for costs related to communities
     in the pre-operating stage                 (98,183)   (101,469)    (32,260)
  Cash received from customers related to
     conventional homebuilding                  146,210      79,282      44,070
  Cash paid for land, development,
     construction and other costs related
     to conventional homebuilding              (152,696)   (102,726)    (53,483)
  Cash received from customers related
     to residential land development
     project                                     26,438      14,803      17,318
  Cash paid for costs related to residential
     land development project                   (16,129)    (11,660)     (6,746)
  Cash paid for corporate activities            (28,703)    (22,056)    (13,208)
  Interest paid                                 (44,104)    (27,258)    (20,760)
  Cash received (paid) for income taxes          (1,796)        759        (300)
  Net operating activities of discontinued
     operations                                    (699)     (2,376)     (3,383)
-------------------------------------------------------------------------------
      Net cash used for operating activities    (57,613)   (115,385)    (28,172)
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment           (13,256)    (13,380)     (4,033)
  Investments in life insurance policies         (1,594)     (2,511)     (2,428)
-------------------------------------------------------------------------------
      Net cash used for investing activities    (14,850)    (15,891)     (6,461)
-------------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings                                    766,968     315,922     195,534
  Repayments of debt                           (678,485)   (192,206)   (136,698)
  Purchases of treasury stock                        (8)    (13,326)     (2,272)
  Proceeds from exercise of common stock
     options                                        882         164         465
  Dividends paid                                 (2,968)     (2,982)     (3,150)
  Net financing activities of discontinued
     operations                                  (1,500)     (3,500)     (1,400)
-------------------------------------------------------------------------------
      Net cash provided by financing
        activities                               84,889     104,072      52,479
-------------------------------------------------------------------------------

Net increase (decrease) in cash and
     short-term investments                      12,426     (27,204)     17,846
Cash and short-term investments at
     beginning of year                            6,474      33,678      15,832
-------------------------------------------------------------------------------

Cash and short-term investments at
     end of year                              $  18,900   $   6,474   $  33,678
===============================================================================

See accompanying notes to consolidated financial statements.

                     DEL WEBB CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    Years ended June 30, 1995, 1994 and 1993
                                 (In Thousands)

                                                  1995        1994        1993
-------------------------------------------------------------------------------
Reconciliation of net earnings to net
cash used for operating activities:
  Net earnings                                $  28,491   $  17,021   $  24,511
  Amortization of common costs in
    cost of sales, excluding interest           188,081     110,478      90,911
  Amortization of capitalized interest
    in cost of sales                             31,205      18,003      14,513
  Deferred compensation amortization              1,598       1,330       1,014
  Depreciation and other amortization             5,243       3,698       2,528
  Deferred income tax expense
    attributable to operating earnings           16,801       9,061       7,160
  Loss from discontinued operations
    (net of tax)                                   --          --        12,810
  Extraordinary gain from extinguishment
    of debt (net of tax)                           --          --          (458)
  Cumulative effect of accounting change           --          --       (20,000)
  Net increase in home construction costs       (42,566)    (34,192)    (19,980)
  Land acquisitions                             (39,332)    (81,788)    (25,721)
  Lot development                              (154,864)    (89,983)    (55,103)
  Amenity development                           (78,785)    (62,621)    (40,164)
  Pre-acquisition costs                          (2,770)     (5,228)     (1,933)
  Net change in other assets and
  liabilities                                   (10,016)      1,212     (14,877)
  Net operating activities of discontinued
    operations                                     (699)     (2,376)     (3,383)
-------------------------------------------------------------------------------
      Net cash used for operating activities  $ (57,613)  $(115,385)  $ (28,172)
===============================================================================

See accompanying notes to consolidated financial statements.

                     DEL WEBB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1995, 1994 and 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of Del Webb Corporation and its Subsidiaries ("Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

     (b)  Real Estate Inventories
          -----------------------
          Real estate inventories include undeveloped land, partially improved land, amenities and homes on finished lots, in various stages of completion. These assets include direct construction costs for homes and common costs. Common costs include land, general and subdivision land development costs, model and vacation home costs in excess of normal direct construction costs, costs of community sales centers, costs of assets (such as golf courses and recreation centers) contributed to the community associations, costs of subsidizing the community associations, other costs (such as property taxes and pre-operating costs) and development period interest, all of which are capitalized. The capitalized costs and estimated future common costs are allocated, on a community by community basis, to residential and commercial lots based upon the estimated relative sales value that each lot has to the estimated aggregate sales value of all lots in the community. Cost of sales includes the direct construction costs of the home and an allocation of common costs. Sales commissions, advertising and other marketing expenses are included in selling, general and administrative expenses. The Company recognizes revenue at close of escrow.

          The Company reviews the valuation of its real estate inventories on a continual basis. For financial reporting purposes, real estate inventories not held for bulk sale must be carried at the lower of historical cost or estimated net realizable value. Real estate held for bulk sale must be carried at the lower of historical cost or estimated market value. Net realizable value differs from market value in that, among other things, market value is based on the price obtainable in a bulk cash sale at the present time, considers a potential purchaser's requirement for future profit and discounts the timing of expected cash receipts at a market rate of interest, whereas net realizable value is the price obtainable in the future for individual parcels as improved, net of disposal and holding costs (including interest at an estimated cost of funds rate), without provision for future profit and without discounting future cash receipts to present value.

     (c)  Cash and Short-Term Investments
          -------------------------------
          The Company's policy is to invest its cash in high-grade, income-producing short-term investments. Accordingly, uninvested cash balances are generally kept at minimum levels. Short-term investments are valued at the lower of cost or market and principally include overnight repurchase agreements, certificates of deposit and commercial paper with an original maturity of less than 90 days.

     (d)  Depreciation
          ------------
          Depreciation is computed using principally the straight-line method for financial statement purposes and accelerated methods for tax purposes, over the estimated useful lives of the assets.

     (e)  Income Taxes
          ------------
          Prior to July 1, 1992 the Company accounted for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 96, Accounting for Income Taxes. In fiscal 1993 the Company adopted SFAS No. 109, Accounting for Income Taxes. The cumulative effect of this change in accounting for income taxes of $20 million is reported in the consolidated statement of earnings for fiscal 1993.

          Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of earnings as an adjustment to the effective income tax rate in the period that includes the enactment date.

     (f)  Earnings per Share
          ------------------
          Earnings per share is determined by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares of 382,000, 219,000 and 292,000 included in the computation of earnings per share for fiscal 1995, 1994 and 1993, respectively, represent the effect of stock options.

     (g)  Statements of Cash Flows
          ------------------------
          In the Statements of Cash Flows, the Company defines operating communities as communities generating revenue through home closings. Communities in the pre-operating stage are those not yet generating home sales revenues.

     (h)  Warranty Costs
          --------------
          Estimated future warranty costs are charged to cost of sales when the revenues from home closings are recognized.

     (i)  Financial Instruments
          ---------------------
          In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The Company does not trade in derivative financial instruments, although it occasionally enters into agreements involving derivative financial instruments for purposes other than trading. At June 30, 1995 the Company had two financial instruments that are included within the definition of derivative financial instruments. These financial instruments are described below.

          The Company has a currency exchange agreement entered into with a major bank in 1986 simultaneously with the issuance outside of the United States of 50 million Subordinated Swiss Franc Bonds ($24 million) due February 1996. The agreement was entered into to eliminate the Company's exposure to foreign currency fluctuations. As of June 30, 1995 the outstanding Bonds and the currency exchange agreement have been reduced to 26.7 million Swiss Fancs ($12.8 million).

          The Company also has an interest rate swap agreement which calls for an interest rate conversion with a notional amount of $20 million. This swap agreement was entered into to manage the Company's interest rate risk. It requires fixed interest payments on the notional amount at a rate of 10.5 percent annually until February 1996. The Company receives semi-annual interest payments based on the six-month London interbank offered rate (LIBOR) until February 1996. As a result of this agreement, the Company incurred net interest of $1.0, $1.4 million and $1.4 million for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. A one percent decrease (increase) in the LIBOR would have resulted in a $200,000 increase (decrease) in interest per year.

          The fair value estimates of financial instruments presented in note 5 have been determined by the Company using available market information and valuation methodologies deemed appropriate by the Company. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. As substantially all of the Company's assets (including real estate inventories, property and equipment and deferred income taxes) are not financial instruments, the disclosures in note 5 do not reflect the value of the Company as a whole.

          The fair values of the Company's publicly held debt are estimated based on the quoted bid prices for these debt instruments on June 30, 1995. The carrying amounts of the Company's remaining debt approximate the estimated fair values because they are at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities. The fair values of the Company's interest rate swap agreement and foreign currency exchange agreement are the amounts at which these off-balance sheet instruments could be settled, based on estimates obtainedfrom financial institutions. For all other financial instruments, the carrying amounts approximate the fair values because of the short maturity of these instruments.

(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are as follows:

                                                               In Thousands
                                                                at June 30,
--------------------------------------------------------------------------------
                                                            1995          1994
--------------------------------------------------------------------------------
Home construction costs                                   $142,355      $ 99,789
Unamortized improvement and amenity costs                  356,457       246,536
Unamortized capitalized interest                            55,793        40,357
Land held for housing                                      220,297       210,700
Land held for future development or sale                    53,850        65,231
--------------------------------------------------------------------------------
                                                          $828,752      $662,613
================================================================================

     At June 30, 1995, the Company had 366 completed homes (excluding models and vacation homes) and 388 homes under construction that were not subject to a sales contract. These completed homes and homes under construction represented $26.3 million and $10.3 million, respectively, of home construction costs at June 30, 1995. At June 30, 1994 the Company had 257 completed homes and 221 homes under construction (representing $16.9 million and $9.1 million, respectively, of home construction costs) that were not subject to a sales contract. Included in land held for future development or sale at June 30, 1995 were 184 acres of residential land, 325 acres of commercial land and 28 acres of worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land held for future development or sale at June 30, 1995 were 401 acres of residential land and 23 acres of commercial land at the Company's residential land development project.

(3)  RECEIVABLES

     Receivables  are summarized as follows:

                                                               In Thousands
                                                                at June 30,
--------------------------------------------------------------------------------
                                                           1995           1994
--------------------------------------------------------------------------------
Escrow  funds from home sales                           $  7,089        $  4,148
Note from sale of  commercial building                     2,665           2,739
Mortgages held for sale                                    3,617           1,456
Notes from sales Of land                                   1,708             244
Other                                                      6,916           1,798
--------------------------------------------------------------------------------
                                                        $ 21,995        $ 10,385
================================================================================


(4)  PROPERTY AND EQUIPMENT, NET

     Property  and   equipment,   stated  at  cost,   and  related   accumulated
     depreciation are summarized as follows:

                                                               In Thousands
                                                                at June 30,
--------------------------------------------------------------------------------
                                                           1995           1994
--------------------------------------------------------------------------------
Buildings and improvements                              $  9,422        $ 13,337
Equipment                                                 35,267          28,602
Land and improvements                                      2,839           8,157
--------------------------------------------------------------------------------
                                                          47,528          50,096
Less accumulated depreciation                             18,202          13,323
--------------------------------------------------------------------------------
                                                        $ 29,326        $ 36,773
================================================================================

     At June 30, 1994 the Company classified the unamortized cost of its vacation homes (aggregating $16.6 million) as property and equipment as a result of its intent to operate the homes. In fiscal 1995 the Company decided to return to marketing the homes for sale as individual units. Accordingly, the homes were reclassified from property and equipment to real estate inventories.


(5)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of the following:

                                                               In Thousands
                                                                at June 30,
--------------------------------------------------------------------------------
                                                           1995           1994
--------------------------------------------------------------------------------
10 7/8% Senior Notes, net                               $ 96,787        $ 96,098
9 3/4% Senior Subordinated Debentures, net                96,847          96,436
9% Senior Subordinated Debentures, net                    97,081          96,879
Subordinated Swiss Franc Bonds, net                       12,745          12,704
Notes payable to banks under a revolving
  credit facility and short-term lines of credit         160,200          18,000
Real estate and other notes, variable interest
  rates from prime to prime plus 1% and fixed
  rates from 7% to 10.2%, interest payable
  quarterly, maturities to 2004                           27,598          75,559
--------------------------------------------------------------------------------
                                                        $491,258        $395,676
================================================================================

     In April 1992 the Company completed a public offering of $100 million of Senior Notes, which are shown net of unamortized deferred financing costs and discount. The Notes are due on March 31, 2000 and have a stated interest rate of 10 percent per year. Interest is payable semi-annually on March 31 and September 30. The annual effective interest rate of the Notes, after giving effect to the amortization of deferred financing costs and discount, is 11.6 percent. The Notes may be redeemed by the Company after March 31, 1997 at 100 percent of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date.

     In March 1993 the Company completed a public offering of $100 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs and discount. These Debentures are due on March 1, 2003 and have a stated interest rate of 9 3/4 percent per year. Interest is payable semi-annually on March 1 and September 1. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs and discount, is 10.3 percent. The Debentures may be redeemed by the Company on or after March 1, 1998, 1999 and 2000 at 104.875 percent, 102.4375 percent and 100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

     In February 1994 the Company completed a public offering of $100 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs. These Debentures are due on February 15, 2006 and have a stated interest rate of 9 percent per year. Interest is payable semi-annually on February 15 and August 15. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs, is 9.3 percent. The Debentures may be redeemed by the Company on or after February 15, 1999, 2000, 2001, 2002 and 2003 at 104.500, 103.375, 102.250, 101.125 and 100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

     In February 1986 the Company issued 50 million Subordinated Swiss Franc Bonds ($24 million) outside of the United States and simultaneously entered into a currency exchange agreement. The Bonds are due in February 1996 and are shown net of unamortized deferred financing costs. The annual effective interest rate of the Bonds, after giving effect to the amortization of deferred financing costs and the cost of the currency exchange agreement, is 12.5 percent.

     In March 1994 the Company established a $125 million senior unsecured revolving credit facility to replace a $50 million senior unsecured credit agreement and a $28 million revolving credit agreement for the development of one of the Company's active adult communities and to increase its borrowing capacity under credit facilities. At the same time, the Company also paid an $8.9 million term loan. In November 1994 the Company negotiated an amendment to the senior unsecured revolving credit facility to increase the amount of the facility from $125 million to $175 million. In June 1995 the facility was futher amended to increase the amount of the facility to $300 million. In connection with this amendment, the Company repaid the secured bank debt of its conventional homebuilding operations and reduced the amount of its short-term lines of credit from $20 million to $10 million. If the revolving credit facility is not subsequently amended, its capacity will begin declining in June 1997 through its maturity in December 1999. Borrowings under this facility bear interest at the prime rate or, if the Company selects, at the Eurodollar rate plus 1.95 percent.

     The senior unsecured revolving credit facility and the indentures for the Company's publicly-held debt contain covenants which, taken together and among other things, limit investments in unentitled land and unsold homes under construction, conventional homebuilding assets, dividends, stock repurchases, incurrence of indebtedness and certain acquisitions, and which could, depending on the circumstances, affect the Company's ability to borrow in the future.

     At June 30, 1995 the Company had $141.5 million and $8.3 million of unused borrowing capacity under the $300 million unsecured revolving credit facility and $10 million of short-term lines of credit, respectively.

     At June 30, 1995, under the most restrictive of the covenants in the Company's debt agreements, $16.9 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

     The estimated fair values at June 30, 1995 of the Company's Senior Notes, 9 3/4% Senior Subordinated Debentures, 9% Senior Subordinated Debentures and Subordinated Swiss Franc Bonds were $103.1 million, $96.6 million, $91.0 million and $23.2 million, respectively. The estimated fair value at June 30, 1995 of the interest rate swap agreement represented an unrealized loss of $0.8 million. The estimated fair value at June 30, 1995 of the foreign currency exchange agreement reflected an unrealized gain of $10.4 million, although this was offset by the increase in the fair value over the book value of the Subordinated Swiss Franc Bonds.

     The principal payment requirements on debt for the next five years ended June 30 are as follows:

                        1996            $  28,323,000
                        1997            $   9,205,000
                        1998            $     566,000
                        1999            $  99,018,000
                        2000            $ 157,355,000

(6)  INCOME TAXES

     Total Income Tax Expense
     ------------------------

     Total income tax expense was allocated as follows:

                                                          In Thousands
                                                      Years Ended June 30,
-------------------------------------------------------------------------------
                                                  1995        1994        1993
-------------------------------------------------------------------------------
Operating earnings                              $15,341     $ 9,165     $ 7,935
Discontinued operations                            --          --        (8,190)
Extraordinary item                                 --          --           292
-------------------------------------------------------------------------------
         Total income tax expense               $15,341     $ 9,165     $    37
===============================================================================

     Components of Deferred Income Tax Expense Related to Operating Earnings
     -----------------------------------------------------------------------

     The components of income tax expense related to operating earnings consist of:

                                                          In Thousands
                                                      Years Ended June 30,
--------------------------------------------------------------------------------
                                                1995          1994        1993
--------------------------------------------------------------------------------
Current:
  Federal                                    $ (3,336)     $     49     $    167
  State                                         1,876            55          608
--------------------------------------------------------------------------------
                                               (1,460)          104          775
--------------------------------------------------------------------------------
Deferred:
  Federal                                      15,953         7,364        6,441
  State                                           848         1,697          719
--------------------------------------------------------------------------------
                                               16,801         9,061        7,160
--------------------------------------------------------------------------------
         Income tax expense                  $ 15,341      $  9,165     $  7,935
================================================================================

     Components of Deferred Income Tax Expense
     -----------------------------------------

     The components of deferred income tax expense are as follows:

                                                          In Thousands
                                                      Years Ended June 30,
-------------------------------------------------------------------------------
                                                  1995        1994        1993
-------------------------------------------------------------------------------
Change in net operating loss
  carryforwards                                $ 15,164    $ (2,197)   $  3,446
Change in loss provisions for
  discontinued operations                         3,556      (2,260)     (3,597)
Change in basis differences of
  real estate                                     9,721      18,076      (1,129)
Deferred compensation                              (237)     (1,356)       (659)
Amortization of short period loss                    76         262         274
Accelerated depreciation                         (6,037)     (2,973)        273
Change in deferred tax asset
  valuation allowance                            (2,744)     (1,115)       --
Other                                            (2,698)        624         654
-------------------------------------------------------------------------------
         Deferred income tax expense           $ 16,801    $  9,061    $   (738)
===============================================================================

     Included in deferred income tax expense for fiscal 1995 and 1994 are reductions in the deferred tax asset valuation allowance of $2.7 million and $1.1 million, respectively. These reductions resulted from additional years of operating earnings generated by the Company, which increased the portion of the gross deferred tax asset that the Company believed would more likely than not be realized.

     Deferred  Income Taxes
     ----------------------

     Deferred  tax  assets  and   liabilities   have  been   recognized  in  the
     consolidated balance sheets due to temporary difference and carryforwards as follows:

                                                                  In Thousands
                                                                   at June 30,
--------------------------------------------------------------------------------
                                                                1995       1994
--------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                           $  --      $15,164
   Tax credit carryforwards                                     4,649      3,158
   Liabilities of discontinued operations,
    principally due to loss provisions                          9,433     12,989
   Property and equipment, principally due
    to differences in depreciation                             11,469      5,432
   State income taxes                                           2,948      1,789
   Amortization of short period loss                              486        562
   Deferred compensation                                        4,287      4,050
   Other loss provisions                                        4,519      1,544
   Other                                                          966      1,278
--------------------------------------------------------------------------------
                                                               38,757     45,966
   Valuation allowance                                          3,862      6,606
--------------------------------------------------------------------------------
                                                               34,895     39,360
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Real estate, principally due to basis differences           36,499     26,778
   Receivables, principally due to valuation
    allowances                                                   --          266
   Other                                                        3,593        712
--------------------------------------------------------------------------------
                                                               40,092     27,756
--------------------------------------------------------------------------------
         Net deferred income taxes                            $(5,197)   $11,604
================================================================================

     Reconciliation of Operating Earnings Effective Income Tax Expense
     -----------------------------------------------------------------

     Income tax expense attributable to operating earnings differs from the amounts computed using the federal statutory income tax rate as a result of the following:

                                                         In Thousands
                                                      Year Ended June 30,
-------------------------------------------------------------------------------
                                                1995         1994         1993
-------------------------------------------------------------------------------
Expected tax at current federal
  statutory income tax rate                  $ 15,341     $  9,165     $  8,431
State income taxes, net of federal
  benefit                                       1,771        1,139          876
Changes in prior years' provisions
  due to the settlement of audits
  and resolution of issues                        718         --         (1,043)
Change in deferred tax asset
  valuation allowance                          (2,744)      (1,115)        --
Other                                             255          (24)        (329)
-------------------------------------------------------------------------------
         Total income tax expense            $ 15,341     $  9,165     $  7,935
===============================================================================

     Carryforwards
     -------------
     For federal income tax purposes, at June 30, 1995 the Company had tax credit carryforwards of $4.6 million that expire beginning in the year ending June 30, 1997.

(7)  REINCORPORATION

     In November 1994 the Company changed its state of incorporation from Arizona to Delaware. In connection with this reincorporation, the common stock changed from common stock without par value to common stock with a par value of $.001 per share, which resulted in a consolidated balance sheet reclassification within shareholders' equity from common stock to additional paid-in capital. There was no impact on total shareholders' equity as a result of the reincorporation.

(8)  COMMON STOCK RESERVED

     The Company has four stock option plans: the 1981 Stock Option Plan (under which no grants can be made subsequent to December 31, 1991), the 1986 Stock Option and Stock Appreciation Rights (SAR) Plan and the 1991 and 1993 Executive Long-Term Incentive Plans (1991 ELTIP and 1993 ELTIP, which cover both options and restricted stock grants). Options under each of these plans are granted to key employees to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options are exercisable over a ten-year period from the date of the grant. In July 1991 the SAR component of the 1986 Stock Option Plan was eliminated and all outstanding stand alone SARs were converted into non-qualified stock options. For the 1981 and 1986 plans, 600,000 shares are authorized for grant. Shares authorized for grant under the 1991 ELTIP total 750,000. Shares authorized for grant under the 1993 ELTIP total 1,200,000, of which no more than 450,000 may be used for restricted stock grants.

     The Company has the 1991 Directors' Stock Plan, under which options may be granted to the Directors of the Company to purchase shares of the Company's common stock at a price not less than the current market price at the date of grant. Under this plan the Directors may elect to defer some or all of their annual retainers and receive restricted stock or stock options at prices that, when combined with the amounts of deferred retainers, equal the current market price at the date of the grant. Shares authorized under this plan total 75,000.

     The Company also has two restricted stock plans (the 1986 Restricted Stock Plan and the 1989 Restricted stock Plan) under which the Company's common stock is granted to key personnel under certain restrictions. For each plan, 175,000 shares are authorized for grant. Grants are issued at no cost to the employee.

     Activity in the stock option plans for the years ended June 30, 1995, 1994 and 1993 is summarized as follows:

                                                                                  Year Ended June 30,
--------------------------------------------------------------------------------------------------------
                                                  Price Range              1995        1994        1993
--------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year           $5.63 - $17.69         1,248,019   1,002,218    862,400
  Granted                                        $9.89 - $17.69           325,720     276,548    181,352
  Exercised                                      $8.00 - $17.69          (72,785)    (14,933)    (41,534)
  Cancelled                                      $8.00 - $17.69          (60,384)    (15,814)          -
--------------------------------------------------------------------------------------------------------
Options outstanding, end of year                 $5.63 - $17.69         1,440,570   1,248,019  1,002,218
========================================================================================================

Number of options exercisable at
  end of year                                                             925,528     800,129    631,380
Number of options at end of year available
  for future option or restricted stock grants                            753,627   1,175,364    344,332
--------------------------------------------------------------------------------------------------------

     Shares granted, net of cancellations, under the 1986 and 1989 Restricted Stock Plans, the 1991 and 1993 ELTIPs and the Directors' Stock Plan during the years ended June 30, 1995, 1994 and 1993 aggregated 148,901 shares, 108,234 shares and 72,666 shares, respectively. At June 30, 1995 no shares were available for future grants under the 1986 Restricted Stock Plan or the 1989 Restricted Stock Plan.

     The Company recognized compensation expense of $1.6 million, $1.3 million and $1.0 million related to shares granted under the restricted stock plans for the years ended June 30, 1995, 1994 and 1993, respectively.

(9)  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution retirement savings plan that covers substantially all employees of the Company after completion of six months of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $1.5 million, $1.2 million and $0.9 million for the years ended June 30, 1995, 1994 and 1993, respectively.

(10) REVENUES AND COST OF SALES

     The components of revenues and cost of sales are:

                                                           In Thousands
                                                        Year Ended June 30,
--------------------------------------------------------------------------------
                                                    1995        1994      1993
--------------------------------------------------------------------------------
Revenues:
  Home sales - communities                        $620,012   $405,462   $324,817
  Home sales - conventional homebuilding           144,469     79,992     44,456
  Land sales and other                              38,638     24,607     21,313
--------------------------------------------------------------------------------
                                                  $803,119   $510,061   $390,586
================================================================================

Cost of sales:
  Home sales - communities                        $487,641   $317,844   $248,573
  Home sales - conventional homebuilding           124,380     68,513     37,049
  Land sales and other                              34,031     17,845     16,678
--------------------------------------------------------------------------------
                                                  $646,052   $404,202   $302,300
================================================================================

(11) INTEREST

     The following table shows the components of interest:

                                                           In Thousands
                                                        Year Ended June 30,
--------------------------------------------------------------------------------
                                                     1995       1994      1993
--------------------------------------------------------------------------------
Interest incurred                                  $46,641    $33,677    $23,653
Less capitalized interest                           46,641     33,677     23,653
--------------------------------------------------------------------------------
  Interest expense                                    --         --         --
================================================================================
Amortization of capitalized interest
  included in cost of sales                        $31,205    $18,003    $14,513
================================================================================
Unamortized capitalized interest included
  in real estate inventories at year end           $55,793    $40,357    $24,683
================================================================================
Interest income                                    $   581    $ 1,056    $   987
================================================================================

(12) DISCONTINUED OPERATIONS

     At June 30, 1995 the  Company's  discontinued  operations  consisted of two
     commercial  land  development   projects  in  Arizona  and  Colorado.   The
     components of net liabilities of discontinued operations are as follows:

                                                               In Thousands
                                                                at June 30,
-------------------------------------------------------------------------------
                                                             1995        1994
-------------------------------------------------------------------------------
Assets, primarily real estate                             $ 28,045     $ 28,826
Valuation allowances                                       (27,855)     (29,155)
Real estate notes payable and other liabilities             (4,115)      (5,795)
-------------------------------------------------------------------------------
  Net liabilities of discontinued operations              $ (3,925)    $ (6,124)
===============================================================================

     In fiscal 1993 the Company recorded a non-cash loss provision for discontinued operations of $12.8 million, net of a tax benefit of $8.2 million, to reflect the change in carrying values of its two commercial land development projects from net realizable values to market values, net of holding and disposal costs, and to provide for the settlement of other matters.

     The principal payment requirements on real estate notes payable of discontinued operations are $1.1 million per year for each of the three years ending June 30, 1998 and $0.8 million for the year ending June 30, 1999.

(13) CONTINGENT LIABILITIES AND COMMITMENTS

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition of the Company.

     The Company has issued surety bonds, guarantees and standby letters of credit aggregating $154.9 million at June 30, 1995.

     The Company leases from third parties, under operating leases, office space, apartment units which it rents to prospective customers at its active adult communities, automobiles and certain other equipment. The leases are generally renewable at the Company's option for additional periods. Total rent expense incurred by the Company was $4.8 million, $3.7 million and $3.3 million for the years ended June 30, 1995, 1994 and 1993, respectively.

     Minimum lease payments to be made by the Company under non-cancellable lease agreements are as follows:

                  1996                              $  3,967,000
                  1997                                 3,513,000
                  1998                                 2,384,000
                  1999                                 1,393,000
                  2000                                 1,545,000
                  Later years                          6,568,000
                                                    ------------
                                                    $ 19,370,000
                                                    ============

(14) SUBSEQUENT EVENT

     In August 1995 the Company publicly sold 2,474,900 shares of its treasury and authorized but unissued common stock. The net proceeds of approximately $45 million were used to repay a portion of the indebtedness outstanding under the Company's $300 million senior unsecured revolving credit facility.

(15) QUARTERLY FINANCIAL INFORMATION (Unaudited)

     Quarterly financial information for the years ended June 30, 1995 and 1994 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding.

                                     In Thousands Except Per Share Data
                                              Three Months Ended
--------------------------------------------------------------------------------
                            June 30,    March 31,  December 31,    September 30,
                              1995        1995        1994             1994
--------------------------------------------------------------------------------
Revenues                   $ 268,796   $ 195,383   $    176,058    $     162,882
Net earnings                   9,580       6,995          6,609            5,307
Net earnings per share           .62         .46            .44              .35
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            June 30,    March 31,  December 31,    September 30,
                              1994        1994        1993             1993
--------------------------------------------------------------------------------
Revenues                   $ 160,705   $ 136,259   $    125,563    $      87,534
Net earnings                   6,385       4,587          4,215            1,834
Net earnings per share           .43         .31            .28              .12
--------------------------------------------------------------------------------


               DEL WEBB CORPORATION AND SUBSIDIARIES                 SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                    Years ended June 30, 1995, 1994 and 1993



                                                                                  In Thousands
-------------------------------------------------------------------------------------------------------------------------
                                                                     Additions     Additions
                                                       Balance at    Charged to    Charged to
                                                      Beginning of   Costs and   Other Accounts                Balance at
                   Classification                         Year        Expenses                   Deductions   End of Year
-------------------------------------------------------------------------------------------------------------------------

1995
----
Reserve for residential land development project       $    6,738    $    1,526  $          -    $        -   $    8,264
Deferred tax asset valuation allowance                      6,606             -             -         2,744        3,862
Reserves for disposal costs of discontinued
   operations                                              29,155             -             -         1,300       27,855
------------------------------------------------------------------------------------------------------------------------
                                                       $   42,499    $    1,526  $          -    $    4,044   $   39,981
========================================================================================================================

1994
----
Reserve for residential land development project       $    7,710    $        -  $          -    $      972   $    6,738
Deferred tax asset valuation allowance                      7,721             -             -         1,115        6,606
Reserves for disposal costs of discontinued
   operations                                              32,314             -             -         3,159       29,155
------------------------------------------------------------------------------------------------------------------------
                                                       $   47,745    $        -  $          -    $    5,246   $   42,499
========================================================================================================================

1993
----
Reserve for residential land development project       $    8,840    $        -  $          -    $    1,130   $    7,710
Deferred tax asset valuation allowance                          -             -         7,721             -        7,721
Reserves for disposal costs of discontinued
   operations                                              16,847        12,810         8,190         5,533       32,314
------------------------------------------------------------------------------------------------------------------------
                                                       $   25,687    $   12,810  $     15,911    $    6,663   $   47,745
========================================================================================================================


                              DEL WEBB CORPORATION
                          Report on Form 10-K For The
                            Year Ended June 30, 1995


                               10-K EXHIBIT INDEX
                               ------------------
                        NON-FINANCIAL STATEMENT EXHIBITS
                        --------------------------------


Exhibit
Number
-------

3.0 Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 99.0 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1994.

3.1         The Bylaws of the  Registrant,  incorporated by reference to Exhibit
            99.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1994.

4.1 Indenture dated as of April 15, 1992 between Registrant and United States Trust Company of New York, as Trustee, defining the rights of holders of the 10 7/8% Senior Notes due 2000, incorporated by reference to Registration Statement No. 33-45703.

4.2 Indenture dated as of March 8, 1993 between Registrant and Fidelity Trust Company, New York, as Trustee, defining the rights of the holders of the 9 3/4% Senior Subordinated Debentures due 2003, incorporated by reference to Registration Statement No. 33-56898.


4.3 Indenture dated as of February 4, 1994, between Registrant and The Bank of New York, as Trustee, defining the rights of the holders of the 9% Senior Subordinated Debentures due 2006 incorporated by reference to Registration Statement No. 33-68732.

10.1 Compensation Agreement dated May 20, 1988, as amended January 12, 1989, between the Registrant and Frank D. Pankratz, incorporated by reference to Exhibit 10.4.6 to Registrant's Report on Form 10-K dated December 31, 1988, as amended by a letter dated December 18, 1991, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-K for the year ended June 30, 1992.

10.2 Employment Agreement dated May 18, 1988, as amended by a Letter Agreement dated January 20, 1989, and an Amendment Number Two dated May 17, 1989, between the Registrant and Philip J. Dion, incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 10-K dated December 31, 1989; and Amendment Number Three dated August 17, 1993, incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.3        Compensation Agreement dated July 1, 1989 between the Registrant and
            J. Dennis Wilkins, as amended by a letter dated December 18, 1991, incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-K for the year ended June 30, 1992.

10.4 Compensation Agreement dated May 17, 1989, between the Registrant and Charles T. Roach, and a Letter Amendment to the Compensation Agreement dated December 18, 1991, incorporated by reference to
            Exhibit 10.4 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.5 Compensation Agreement dated October 20, 1992, between the Registrant and Joseph F. Contadino, incorporated by reference to
            Exhibit 10.5 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.6 Office Lease Agreement between Western Plaza Investors, L.P. and Registrant dated April 20, 1994 incorporated by reference to Registrant's Report on Form 10-K for the year ended June 30, 1994.

10.7 Del Webb Corporation Deferred Compensation Plan effective June 1, 1993, incorporated by reference to Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.8        Key  Executive   Life   Insurance  Plan  II  dated  April  1,  1992,
            incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1992.

10.9 Key Executive Life Insurance Plan dated May 15, 1991, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1991.

10.10 Del Webb Corporation Executive Long-Term Incentive Plan adopted November 20, 1991, incorporated by reference to Registrant's Report on Form 10-K for the year ended June 30, 1992; and First Amendment to the Executive Long-Term Incentive Plan dated June 30, 1993, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.11 Del Webb Corporation 1993 Executive Long Term Incentive Plan dated March 17, 1994, incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10- K for the year ended June 30, 1994.

10.12 Del Webb Corporation Management Incentive Plan Fiscal 1994 (July 1, 1993 - June 30, 1994), incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.13 Del Webb Corporation Supplemental Executive Retirement Plan No. 1, as amended and restated April 20, 1993, incorporated by reference to
            Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 1 effective July 1, 1995.

10.14 Del Webb Corporation Director Stock Plan dated November 20, 1991, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.15 Amended and Restated Revolving Loan Agreement by and among Del Webb Corporation and Bank of America National Trust and Savings Association as Agent, and Bank One Arizona, NA, as Co-Agent, dated June 27, 1995.

10.16 Del Webb Corporation Supplemental Executive Retirement Plan No. 2, as amended and restated April 20, 1993, incorporated by reference to
            Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 effective July 1, 1995.

10.17 Senior Officer Medical and Dental Reimbursement Plan, as amended and restated November 16, 1992, incorporated by reference to Exhibit
            10.17 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.18 1981 Stock Option Plan, as amended January 29, 1987, incorporated by reference to Exhibit 10.18 of the Registrant's Report on Form 10-K for the year ended June 30, 1990; and the Third Amendment to the Del Webb Corporation 1981 Stock Option Plan dated June 30, 1993, incorporated by reference to Exhibit 10.18 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.19 1986 Stock Option and SAR Plan of the Del Webb Corporation, as amended January 27, 1987, incorporated by reference to Exhibit 10.19 of the Registrant's Report on Form 10-K for the year ended June 30, 1990; and the Second Amendment to the 1986 Stock Option and SAR Plan dated June 30, 1993, incorporated by reference to Exhibit 10.19 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.20 1986 Restricted Stock Plan of the Del Webb Corporation, incorporated by reference to Exhibit 10.20 of the Registrant's Report on Form 10-K for the year ended June 30, 1990; as amended by the First Amendment to the 1986 Restricted Stock Plan dated June 30, 1993, incorporated by reference to Exhibit 10.20 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.21 1989 Restricted Stock Plan of the Del Webb Corporation, incorporated by reference to Exhibit 10.21 of the Registrant's Report on Form 10-K for the year ended June 30, 1990; as amended by the First Amendment to the 1989 Restricted Stock Plan dated June 30, 1993, incorporated by reference to Exhibit 10.21 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

10.22 Del Webb Corporation Retirement Savings Plan Amended and Restated effective January 1, 1995.

10.23 Del E. Webb Corporation Umbrella Trust dated June 11, 1987, as amended by Amendment Number One to the Del Webb Corporation Umbrella Trust dated February 8,1989, incorporated by reference to Exhibit
            10.26 of the Registrant's Report on Form 10-K for the year ended June 30, 1990, and Amendment Number Two to Del Webb Corporation Umbrella Trust dated March 14, 1990, incorporated by reference to
            Exhibit 10.23 to Registrant's Report on Form 10-K for the year ended June 30, 1992.

10.24 Sample Directors and Officers Indemnification Agreement between Registrant and its directors and officers dated February 1, 1995 incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1995.

10.25 Del Webb Corporation 1995 Executive Long-Term Incentive Plan adopted July 13, 1995, subject to shareholder approval.

10.26 Del Webb Corporation 1995 Director Stock Plan adopted July 13, 1995, subject to shareholder approval.

10.27 Del Webb Corporation 1995 Executive Management Incentive Plan adopted July 13, 1995, subject to shareholder approval.

21.0        List of Active Subsidiaries and Associated Companies of Registrant.

23.0        Consent of Experts.

27.0        Financial Data Schedule.