Form 10-Q
period 1995-09-30
WEBB DEL CORP
filed 1995-11-08
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1995.

[  ]     Transition  Report  Pursuant  to  Section 13 or 15(d) of the Securities
         Exchange  Act of 1934.  For thetransition period from N/A to N/A.
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


                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes  X   No
                                                                     ---     ---


As of October 25, 1995 Registrant had outstanding 17,395,134 shares of common stock.

                              DEL WEBB CORPORATION

                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1995


                               TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION                                             Page

  Item 1.    Financial Statements:

             Consolidated Balance Sheets as of September 30, 1995,
              June 30, 1995 and September 30, 1994.............................1

             Consolidated Statements of Earnings for the three
              months ended September 30, 1995 and 1994.........................2

             Consolidated Statements of Cash Flows for the three
              months ended September 30, 1995 and 1994.........................3

             Notes to Consolidated Financial Statements........................5

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................10


PART II.  OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K.................................15


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


                     DEL WEBB CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)



                                                       September 30,   June 30,  September 30,
                                                           1995          1995        1994
                                                       (Unaudited)                (Unaudited)
----------------------------------------------------------------------------------------------
                          Assets
----------------------------------------------------------------------------------------------

Real estate inventories (Notes 2, 3 and 6)                 $ 868,195    $ 828,752    $ 690,757
Cash and short-term investments                               29,934       18,900        7,615
Receivables                                                   18,850       21,995        9,161
Property and equipment, net (Note 1)                          29,782       29,326       37,602
Deferred income taxes (Note 4)                                    --           --        9,581
Other assets                                                  32,452       26,077       33,186
----------------------------------------------------------------------------------------------
                                                           $ 979,213    $ 925,050    $ 787,902
==============================================================================================

         Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)       $ 492,668    $ 491,258    $ 415,557
Subcontractor and trade accounts payable                      62,383       76,421       44,911
Accrued liabilities and other payables                        49,751       48,121       30,954
Home sale deposits                                            78,959       66,887       75,874
Income taxes payable (Note 4)                                  3,395        3,899        8,044
Deferred income taxes (Note 4)                                 7,546        5,197           --
Net liabilities of discontinued operations                     3,753        3,925        5,797
----------------------------------------------------------------------------------------------
    Total liabilities                                        698,455      695,708      581,137
----------------------------------------------------------------------------------------------

Shareholders' equity:

 Common stock, $.001 par value at September 30, 1995
  and June 30, 1995, without par value at September 30,
  1994.  Authorized 30,000,000 shares; issued
  17,396,551 shares at September 30, 1995, 15,798,649
  shares at June 30, 1995 and 15,828,082 shares at
  September 30, 1994 (Note 7)                                     17           16      112,930
 Additional paid-in capital (Note 7)                         155,269      121,059        8,344
 Retained earnings                                           127,940      122,153      101,200
----------------------------------------------------------------------------------------------
                                                             283,226      243,228      222,474
 Less cost of common  stock in treasury, 1,417
  shares at September  30, 1995, 877,728 shares
  at June 30, 1995 and 1,099,123 shares at
  September 30, 1994 (Note 7)                                    (18)     (11,058)     (14,096)
 Less deferred compensation                                   (2,450)      (2,828)      (1,613)
----------------------------------------------------------------------------------------------
      Total shareholders' equity                             280,758      229,342      206,765
----------------------------------------------------------------------------------------------
                                                           $ 979,213    $ 925,050    $ 787,902
==============================================================================================

See accompanying notes to consolidated financial statements.


                     DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands Except Per Share Data)
                                  (Unaudited)


                                                           Three Months Ended
                                                              September 30,
--------------------------------------------------------------------------------
                                                           1995          1994
--------------------------------------------------------------------------------
Revenues (Note 5)                                        $206,318      $162,882
--------------------------------------------------------------------------------

Costs and expenses (Note 5):
  Home construction, land and other                       159,292       126,035
  Interest                                                  7,700         5,870
  Selling, general and administrative                      29,274        22,812
--------------------------------------------------------------------------------
                                                          196,266       154,717
--------------------------------------------------------------------------------

    Earnings before income taxes                           10,052         8,165

Income taxes (Note 4)                                       3,518         2,858
--------------------------------------------------------------------------------
    Net earnings                                         $  6,534      $  5,307
================================================================================
Weighted average shares outstanding                        16,671        14,970
================================================================================
Net earnings per share                                   $    .39      $    .35
================================================================================

See accompanying notes to consolidated financial statements.

                     DEL WEBB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                             September 30,
--------------------------------------------------------------------------------
                                                            1995         1994
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers related
  to community home sales                                $ 156,446    $ 127,134
 Cash received from commercial land sales                    1,712           19
 Cash paid for costs related to community
  home construction                                       (101,998)     (86,136)
--------------------------------------------------------------------------------
 Cash provided by community sales activities                56,160       41,017
 Cash paid for land acquisitions at operating
  communities                                                   (9)      (1,524)
 Cash paid for lot development at operating
  communities                                              (25,038)     (11,354)
 Cash paid for amenity development at operating
  communities                                              (12,227)      (7,341)
--------------------------------------------------------------------------------
  Net cash provided by operating communities                18,886       20,798

 Cash paid for costs related to communities
  in the pre-operating stage                               (27,053)     (12,275)
 Cash received from customers related to
  conventional homebuilding                                 50,722       36,258
 Cash paid for land, development, construction
  and other costs related to conventional
  homebuilding                                             (45,731)     (29,828)
 Cash received from customers related to
  residential land development project                       5,175        4,813
 Cash paid for costs related to residential
  land development project                                  (1,405)      (5,102)
 Cash paid for corporate activities                        (18,325)     (13,145)
 Interest paid                                             (11,349)     (15,797)
 Cash received (paid) for income taxes                      (1,182)          54
 Net operating activities of discontinued
  operations                                                  (172)        (327)
--------------------------------------------------------------------------------
  NET CASH USED FOR OPERATING ACTIVITIES                   (30,434)     (14,551)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                        (2,188)      (2,381)
 Investments in life insurance policies                     (1,055)        (261)
--------------------------------------------------------------------------------
  NET CASH USED FOR INVESTING ACTIVITIES                    (3,243)      (2,642)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings                                                 93,781       69,779
 Repayments of debt                                        (93,559)     (50,706)
 Proceeds from sale of common stock                         45,237           --
 Purchases of treasury stock                                    (2)          (2)
 Dividends paid                                               (746)        (737)
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 44,711       18,334
--------------------------------------------------------------------------------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS             11,034        1,141
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD      18,900        6,474
--------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD         $  29,934    $   7,615
================================================================================

See accompanying notes to consolidated financial statements.

                     DEL WEBB CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                              September 30,
--------------------------------------------------------------------------------
                                                              1995       1994
--------------------------------------------------------------------------------
Reconciliation of net earnings to net
 cash used for operating activities:
  Net earnings                                             $  6,534    $  5,307
  Allocation of common costs in costs
   and expenses, excluding interest                          48,849      36,892
  Amortization of capitalized interest
   in costs and expenses                                      7,700       5,870
  Deferred compensation amortization                            385         370
  Depreciation and other amortization                         1,999       1,281
  Deferred income taxes                                       2,349       2,023
  Net increase in home construction costs                       (19)     (1,974)
  Land acquisitions                                          (4,337)     (2,946)
  Lot development                                           (57,647)    (29,561)
  Amenity development                                       (23,264)    (16,808)
  Pre-acquisition costs                                          --        (653)
  Net change in other assets and liabilities                (12,811)    (14,025)
  Net operating activities of discontinued operations          (172)       (327)
--------------------------------------------------------------------------------
   Net cash used for operating activities                  $(30,434)   $(14,551)
================================================================================

See accompanying notes to consolidated financial statements.

                     DEL WEBB CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of Del Webb Corporation and its subsidiaries ("Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from prior periods have been reclassified to be consistent with the current period financial statement presentation.

At September 30, 1994 the Company classified the unamortized cost of its vacation homes (aggregating $16.6 million) as property and equipment as a result of its intent to operate the homes. At October 1, 1994 the Company decided to return to marketing the homes for sale as individual units. Accordingly, the homes were reclassified from property and equipment to real estate inventories.

The Company's continuing operations include its communities, conventional homebuilding operations and residential land development project. The Company's communities are large-scale, master-planned residential communities at which the Company controls all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is the exclusive builder of homes. The Company's conventional homebuilding operations encompass the construction and sale of homes in subdivisions. The Company's residential land development project operations include the sale of individual land parcels and lots to other builders and developers for conventional housing and related commercial development. The Company's commercial land development projects are accounted for as discontinued operations.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Securities and Exchange Commission.

In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings. Communities in the pre-operating stage are those not yet generating home sales revenues.

The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

                     DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)



(2) Real Estate Inventories


    The components of real estate inventories are as follows:

                                                       In Thousands
--------------------------------------------------------------------------------
                                           September 30,  June 30, September 30,
                                               1995         1995        1994
                                           (Unaudited)              (Unaudited)
--------------------------------------------------------------------------------
    Home contruction costs                    $142,374    $142,355     $101,763
    Unamortized improvement and
     amenity costs                             396,513     356,457      272,001
    Unamortized capitalized interest            62,290      55,793       45,042
    Land held for housing                      213,907     220,297      207,848
    Land held for future development
     or sale                                    53,111      53,850       64,103
--------------------------------------------------------------------------------
                                              $868,195    $828,752     $690,757
================================================================================


     At September 30, 1995 the Company had 341 completed homes and 386 homes under construction that were not subject to a sales contract. These homes represented $24.4 million and $10.9 million, respectively, of home construction costs at September 30, 1995. At September 30, 1994 the Company had 183 completed homes and 350 homes under construction (representing $13.4 million and $8.2 million, respectively, of home construction costs) that were not subject to a sales contract. Included in land held for future development or sale at September 30, 1995 were 268 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land held for future development or sale at September 30, 1995 were 382 acres of residential land and commercial land at the Company's residential land development project. (3) Notes Payable, Senior and Subordinated Debt


(3) Notes Payable, Senior and Subordinated Debt

    Notes payable, senior and subordinated debt consists of the following:

                                                       In Thousands
--------------------------------------------------------------------------------
                                           September 30,  June 30, September 30,
                                               1995         1995        1994
                                           (Unaudited)              (Unaudited)
--------------------------------------------------------------------------------
    10 7/8% Senior Notes, net                $ 96,959     $ 96,787     $ 96,270
    9 3/4% Senior Subordinated
     Debentures, net                           96,950       96,847       96,539
    9% Senior Subordinated Debentures, net     97,149       97,081       96,876
    Subordinated Swiss Franc Bonds, net        12,755       12,745       12,714
    Notes payable to banks under a revolving
     credit facility and short-term lines
     of credit                                165,000      160,200       47,000
    Real estate and other notes                23,855       27,598       66,158
--------------------------------------------------------------------------------
                                             $492,668     $491,258     $415,557
================================================================================

    At September 30, 1995 the Company had $165 million outstanding under its $300 million unsecured revolving credit facility and no amount outstanding under its $10 million of short-term lines of credit.

    At September 30, 1995, under the most restrictive of the covenants in the Company's debt agreements, $40.8 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.


(4) Income Taxes


    Components of Income Taxes

    The components of income taxes are:

                                                            In Thousands
                                                            (Unaudited)
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            September 30,
--------------------------------------------------------------------------------
                                                       1995                1994
--------------------------------------------------------------------------------
    Current:
     Federal                                          $1,092             $  455
     State                                                77                380
--------------------------------------------------------------------------------
                                                       1,169                835
--------------------------------------------------------------------------------

    Deferred:
     Federal                                           1,791              1,872
     State                                               558                151
--------------------------------------------------------------------------------
                                                       2,349              2,023
--------------------------------------------------------------------------------
                                                      $3,518             $2,858
================================================================================



(5) Revenues and Costs and Expenses

    The components of revenues and costs and expenses are:

                                                            In Thousands
                                                             (Unaudited)
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            September 30,
--------------------------------------------------------------------------------
                                                       1995             1994
--------------------------------------------------------------------------------
    Revenues:
     Homebuilding:
       Communities                                  $149,199           $122,281
       Conventional                                   45,271             31,991
--------------------------------------------------------------------------------
         Total homebuilding                          194,470            154,272
     Land sales                                       10,197              7,465
     Other                                             1,651              1,145
--------------------------------------------------------------------------------
                                                    $206,318           $162,882
================================================================================

    Costs and expenses:
     Home construction and land:
       Communities                                  $111,863           $ 91,475
       Conventional                                   38,709             26,861
--------------------------------------------------------------------------------
         Total homebuilding                          150,572            118,336
     Interest                                          7,700              5,870
     Cost of land sales                                7,989              6,486
     Other cost of sales                                 731              1,213
     Selling, general and administrative              29,274             22,812
--------------------------------------------------------------------------------
                                                    $196,266           $154,717
================================================================================

(6) Interest

    The following table shows the components of interest:

                                                            In Thousands
                                                             (Unaudited)
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            September 30,
--------------------------------------------------------------------------------
                                                       1995             1994
--------------------------------------------------------------------------------
    Interest incurred                                 $14,197           $10,555
    Less capitalized interest                          14,197            10,555
--------------------------------------------------------------------------------
      Interest expense                                $    --           $    --
================================================================================
    Amortization of capitalized interest
     in costs and expenses                            $ 7,700           $ 5,870
================================================================================
    Unamortized capitalized interest in real
     estate inventories at period end                 $62,290           $45,042
================================================================================
    Interest income                                   $   327           $   123
================================================================================


(7) Equity Transactions


    In November 1994 the Company changed its state of incorporation from Arizona to Delaware. In connection with this reincorporation, the common stock changed from common stock without par value to common stock with a par value of $.001 per share, which resulted in a consolidated balance sheet reclassification within shareholders' equity from common stock to additional paid-in captial. There was no impact on total shareholders' equity as a result of the reincorporation.

    In August 1995 the Company publicly sold 2,474,900 shares of its treasury and authorized but unissued common stock. The net proceeds of approximately $45 million were used to repay a portion of the indebtedness outstanding under the Company's $300 million senior unsecured revolving credit facility.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Securities and Exchange Commission.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA
-------------------------------------------------

                                       Three Months Ended
                                           September 30,            Change
--------------------------------------------------------------------------------
                                             1995     1994     Amount    Percent
--------------------------------------------------------------------------------
OPERATING  DATA:
---------------
 Number of net new orders:(1)
  Sun City West                               157      230      (73)     (31.7%)
  Sun City Tucson                              41       68      (27)     (39.7%)
  Sun Cities Las Vegas (2)                    227      192       35       18.2%
  Sun City Palm Desert (3)                     30       36       (6)     (16.7%)
  Sun City Roseville                          150      164      (14)      (8.5%)
  Sun City Hilton Head (4)                     60      N/A       60        N/A
  Sun City Georgetown (4)                     131      N/A      131        N/A
  Terravita                                    56      128      (72)     (56.3%)
  Coventry Homes                              312      182      130       71.4%
--------------------------------------------------------------------------------
   Total                                    1,164    1,000      164       16.4%
================================================================================
 Number of home closings:
  Sun City West                               196      293      (97)     (33.1%)
  Sun City Tucson                              66       96      (30)     (31.3%)
  Sun Cities Las Vegas (2)                    197      225      (28)     (12.4%)
  Sun City Palm Desert (3)                     43       51       (8)     (15.7%)
  Sun City Roseville (4)                      144      N/A      144        N/A
  Sun City Hilton Head (4)                     22      N/A       22        N/A
  Terravita                                   109       67       42       62.7%
  Coventry Homes                              306      212       94       44.3%
--------------------------------------------------------------------------------
   Total                                    1,083      944      139       14.7%
================================================================================
BACKLOG  DATA:
-------------
 Homes under contract at September 30:
  Sun City West                               463      597     (134)     (22.4%)
  Sun City Tucson                             124      255     (131)     (51.4%)
  Sun Cities Las Vegas (2)                    432      446      (14)      (3.1%)
  Sun City Palm Desert (3)                    134      147      (13)      (8.8%)
  Sun City Roseville                          577      513       64       12.5%
  Sun City Hilton Head (4)                    187      N/A      187        N/A
  Sun City Georgetown (4)                     253      N/A      253        N/A
  Terravita                                   245      392     (147)     (37.5%)
  Coventry Homes                              546      368      178       48.4%
--------------------------------------------------------------------------------
   Total (5)                                2,961    2,718      243        8.9%
================================================================================
Aggregate contract sales amount
  (dollars in millions)                    $  571   $  505   $   66       13.1%
================================================================================
Average contract sales amount per home
  (dollars in thousands)                   $  193   $  186   $    7        3.8%
================================================================================


                                       Three Months Ended
                                          September 30,           Change
--------------------------------------------------------------------------------
                                       1995       1994         Amount    Percent
--------------------------------------------------------------------------------
AVERAGE  REVENUE  PER  HOME CLOSING:
-----------------------------------
 Sun City West                      $157,200    $145,900      $ 11,300     7.7%
 Sun City Tucson                     167,700     164,400         3.300     2.0%
 Sun Cities Las Vegas (2)            178,400     173,100         5,300     3.1%
 Sun City Palm Desert (3)            232,100     197,100        35,000    17.8%
 Sun City Roseville (4)              202,300        N/A           N/A      N/A
 Sun City Hilton Head (4)            127,800        N/A           N/A      N/A
 Terravita                           277,400     220,100        57,300    26.0%
 Coventry Homes                      147,900     150,900        (3,000)   (2.0%)
  Weighted average                   179,600     163,400        16,200     9.9%
================================================================================

OPERATING  STATISTICS  AND  AVERAGES:
------------------------------------

 Cost and expenses as a
  percentage of revenues:
   Home construction, land
    and other                           77.2%       77.4%        (0.2%)   (0.3%)
   Interest                              3.7%        3.6%         0.1%     2.8%
   Selling, general and
    administrative                      14.2%       14.0%         0.2%     1.4%

 Earnings before income
  taxes as a percentage of
  revenues                               4.9%        5.0%        (0.1%)   (2.0%)

 Ratio of home closings
  to homes under contract in
  backlog at beginning of period        37.6%       35.5%         2.1%     5.9%
================================================================================

(1) Net of cancellations.  The Company recognizes revenue at close of escrow.

(2) Includes Sun City Summerlin (the Company changed the name of its Sun City Las Vegas community to Sun City Summerlin during the first quarter of fiscal
    1996) and Sun City MacDonald Ranch. The Company began taking new home sales orders at Sun City MacDonald Ranch in September 1995.

(3) During the first quarter of fiscal 1996 the Company changed the name of its Sun City Palm Springs community to Sun City Palm Desert.

(4) The Company began taking new home sales orders at Sun City Hilton Head in November 1994 and at Sun City Georgetown in June 1995. Home closings began at Sun City Roseville in February 1995 and at Sun City Hilton Head in August 1995.

(5) A majority of this backlog is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog at September 30, 1995 is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the three months ended September 30, 1995 and 1994, cancellations of home sales orders as a percentage of new home sales orders written during the period were 19.1 percent and 17.2 percent, respectively.



RESULTS OF OPERATIONS
---------------------

REVENUES. Home closings at Sun City Roseville and Sun City Hilton Head accounted for $29.1 million and $2.8 million, respectively, of the increase in revenues to $206.3 million for the three months ended September 30, 1995 (compared to $162.9 million for the three months ended September 30, 1994). The Company had not yet begun delivering homes at these communities in the 1994 quarter.

Decreased home closings (resulting from lower backlogs at the beginning of the periods) at the Company's more mature active adult communities (Sun City West, Sun City Tucson, Sun City Summerlin and Sun City Palm Desert) resulted in a $25.5 million decrease in revenues. Increased home closings at Terravita (at which the 1994 quarter was the initial quarter of home closings) and Coventry Homes (the Company's conventional homebuilding operation, which benefitted from increases in Phoenix and Tucson operations and the expansion of operations in Las Vegas and Southern California) resulted in increased revenues of $9.2 million and $14.2 million, respectively.

Increases in the average revenue per home closing at the Company's more mature active adult communities and Terravita accounted for $5.0 million and $6.3 million, respectively, of the increase in revenues. These increases in average revenues per home closing were partially due to sales price increases previously implemented by the Company and partially due to market-driven changes in product mix. Changes in subdivision mix caused a decrease in the average revenue per home closing for Coventry Homes, resulting in total decreased revenues of $0.9 million.

Land sales and other revenues were $3.2 million higher in the 1995 quarter than in the 1994 quarter. Land sales at the Company's communities occur irregularly and fluctuate in magnitude on a quarter-to-quarter basis.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $159.3 million in the 1995 quarter compared to the $126.0 million in the 1994 quarter was primarily due to the increase in home closings. As a percentage of revenues, these costs were 77.2 percent for the 1995 quarter compared to 77.4 percent for the 1994 quarter.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
3.7 percent for the 1995 quarter compared to 3.6 percent for the 1994 quarter. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development (with respect to which land the Company cannot allocate capitalized interest). As the mix of home closings among the Company's communities and conventional homebuilding operations changes, management currently anticipates that the amortization of capitalized interest as a percentage of revenues will increase over the balance of fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Of the increase in selling, general and administrative expenses to $29.3 million in the 1995 quarter as compared to $22.8 million for the 1994 quarter, $2.1 million was attributable to higher sales and marketing expenses, $1.6 million was due to increased commissions on the increased revenues and $1.0 million resulted from the recognition of general and administrative expenses at Sun City Roseville and Sun City Hilton Head in the 1995 quarter (pre-operating costs were capitalized in the 1994 quarter since home closings had not yet begun at these communities). The balance of the increase was due to a variety of general and administrative expenses.

INCOME TAXES. The increase in income taxes to $3.5 million in the 1995 quarter as compared to $2.9 million in the 1994 quarter was due to the increase in earnings from continuing operations before income taxes. The effective tax rate in both periods was 35 percent.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 16.4 percent in the 1995 quarter as compared to the 1994 quarter. The number of homes under contract at September 30, 1995 was 8.9 percent higher than at September 30, 1994. These increases were attributable to new sales orders at Sun City Hilton Head and Sun City Georgetown, at which the Company began taking new sales orders in November 1994 and June 1995, respectively.

Net new orders at Sun City West decreased 31.7 percent in the 1995 quarter compared to the 1994 quarter, for which they were at a high level. Net new orders at Sun City West in the 1995 quarter were negatively impacted by sales policies designed to help build out some existing neighborhoods. As the build-out of Sun City West approaches, management anticipates periods of lower sales volume due to the dynamics of the community's completion and the start-up of its successor community, Sun City Grand.

Net new orders at Sun City Tucson decreased 39.7 percent, reflecting the winding down of operations as build-out of that community approaches.

Net new orders at the Sun Cities Las Vegas increased 18.2 percent as a result of the commencement of new order activity at Sun City MacDonald Ranch in September 1995.

Net new orders at Terravita were 56.3 percent lower in the 1995 quarter than in the 1994 quarter, when they were exceptionally high due to pent-up demand in the local market. With the majority of Terravita's buyers now coming from out of state, management expects net new orders to be more seasonal and to peak in the January through May time period.

Net new orders for Coventry Homes were 71.4 percent higher in the 1995 quarter than in the 1994 quarter, due to increases in Phoenix and Tucson operations and to the expansion of operations in Las Vegas and Southern California.

Cancellations of home sales orders as a percentage of new home sales orders written increased to 19.1 percent for the 1995 quarter compared to 17.2 percent for the 1994 quarter. The increase was primarily attributable to Terravita (where local pent-up demand in the 1994 quarter resulted in a low cancellation percentage) and Coventry Homes (which experienced in the 1995 quarter a lower-priced mix of subdivisions, the buyers at which are typically subject to greater cancellations). Small increases in cancellation percentages were also experienced at Sun City West and Sun City Tucson.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY
------------------------------------------------

At September 30, 1995 the Company had $29.9 million of cash and short-term investments, $165 million outstanding under its $300 million unsecured revolving credit facility and no amount outstanding under its $10 million of short-term lines of credit.

In August 1995 the Company publicly sold 2,474,900 shares of its common stock. The net proceeds of approximately $45 million were used to repay a portion of the indebtedness outstanding under the Company's $300 million senior unsecured revolving credit facility. The Company has reborrowed and will continue to reborrow under the senior unsecured revolving credit agreement from time to time as necessary to fund development of existing and new projects and for other general corporate purposes.

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

The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, land acquisition, obtaining master plan and other approvals, construction of amenities (including golf courses and recreation centers), model homes, sales and administration facilities, major roads, utilities, general landscaping and interest. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include amortization charges for substantial amounts of previously expended costs.

During the 1995 quarter the Company generated $56.2 million of net cash from community sales activities, used $37.3 million of cash for land and lot and amenity development at operating communities, paid $27.1 million for costs related to communities in the pre-operating stage, generated $5.0 million of net cash from conventional homebuilding operations and used $27.2 million of cash for other operating activities.

The Company believes that, of the $244.5 million of cash spent by the Company during the 1995 quarter for land acquisitions, lot and amenity development, home construction and other operating activities, approximately $39.3 million was to some extent discretionary as to timing and precedes the actual construction of homes from which cash can be generated upon closing of home sale contracts. This $39.3 million was comprised of $27.1 million related to projects in the pre-operating stage and $12.2 million for land acquisitions and amenity development at operating communities.

At September 30, 1995, under the most restrictive of the covenants in the Company's debt agreements, $40.8 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.






                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

(a)      Exhibit  27.0     Financial Data Schedule

(b) In the quarter ended September 30, 1995 the Company filed a report on Form 8-K dated August 10, 1995 to file the Underwriting Agreement for 2,474,900 shares of common stock publicly sold by the Company in August 1995.




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                                           DEL WEBB CORPORATION
                                               (Registrant)




Date: November 8, 1995                      /s/ Philip J. Dion
      ----------------                      ------------------
                                                Philip J. Dion
                                        Chairman and Chief Executive Officer

Date: November 8, 1995                      /s/ John A. Spencer
      ----------------                      -------------------
                                                John A. Spencer
                                        Senior Vice President and
                                         Chief Financial Officer