Form 10-Q
period 1995-12-31
WEBB DEL CORP
filed 1996-02-14
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 1995.

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


                                      NONE
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  X   No
                                                                  ----    ----


As of January 31, 1996 Registrant had outstanding 17,534,782 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 1995


                                TABLE OF CONTENTS





PART I.    FINANCIAL INFORMATION                                            Page

  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of December 31, 1995,
              June 30, 1995 and December 31, 1994............................. 1

            Consolidated Statements of Earnings for the three and six
              months ended December 31, 1995 and 1994......................... 2

            Consolidated Statements of Cash Flows for the six
              months ended December 31, 1995 and 1994......................... 3

            Notes to Consolidated Financial Statements........................ 5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 10


PART II.   OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders ............  16

  Item 6.   Exhibits and Reports on Form 8-K................................  16


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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)




                                                                 December 31,       June 30,        December 31,
                                                                     1995             1995              1994
                                                                 (Unaudited)                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                            Assets
-------------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                      $        927,938  $       828,752   $       763,293
Cash and short-term investments                                            7,116           18,900             5,053
Receivables                                                               19,488           21,995             8,688
Property and equipment, net                                               29,574           29,326            23,202
Deferred income taxes (Note 4)                                                 -                -             6,231
Other assets                                                              36,532           26,077            33,909
-------------------------------------------------------------------------------------------------------------------
                                                                $      1,020,648  $       925,050   $       840,376
===================================================================================================================

             Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)            $        509,407  $       491,258   $       445,672
Contractor and trade accounts payable                                     68,264           76,421            44,913
Accrued liabilities and other payables                                    54,603           52,046            47,564
Home sale deposits                                                        88,399           66,887            82,198
Income taxes payable (Note 4)                                              1,580            3,899             7,228
Deferred income taxes (Note 4)                                             9,382            5,197                 -
-------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                  731,635          695,708           627,575
-------------------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized 30,000,000 shares; issued 17,537,901 shares at December 31, 1995, 15,798,649 shares at June 30, 1995 and
    15,805,004 shares at December 31, 1994 (Note 7)                           17               16                16
  Additional paid-in capital (Note 7)                                    158,243          121,059           121,218
  Retained earnings                                                      136,227          122,153           107,065
-------------------------------------------------------------------------------------------------------------------
                                                                         294,487          243,228           228,299
  Less cost of common  stock in  treasury,  1,494  shares at December  31, 1995,
    877,728 shares at June 30, 1995 and 929,759 shares at
    December 31, 1994 (Note 7)                                              (29)         (11,058)          (11,715)
  Less deferred compensation                                             (5,445)          (2,828)           (3,783)
-------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                         289,013          229,342           212,801
-------------------------------------------------------------------------------------------------------------------
                                                                $      1,020,648  $       925,050   $       840,376
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


                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)



                                                      Three Months Ended                    Six Months Ended
                                                         December 31,                         December 31,
-------------------------------------------------------------------------------------------------------------------
                                                     1995            1994                1995             1994
-------------------------------------------------------------------------------------------------------------------
Revenues (Note 5)                               $      239,459  $      176,058      $      445,777  $       338,940
-------------------------------------------------------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other                  182,828         132,698             342,120          258,733
    Interest                                             9,999           6,697              17,699           12,567
    Selling, general and administrative                 32,547          26,495              61,821           49,307
-------------------------------------------------------------------------------------------------------------------
                                                       225,374         165,890             421,640          320,607
-------------------------------------------------------------------------------------------------------------------

         Earnings before income taxes                   14,085          10,168              24,137           18,333

Income taxes (Note 4)                                    4,930           3,559               8,448            6,417
-------------------------------------------------------------------------------------------------------------------

         Net earnings                           $        9,155  $        6,609      $       15,689  $        11,916
===================================================================================================================

Weighted average shares outstanding                     17,950          15,117              17,310           15,044
===================================================================================================================

Net earnings per share                          $          .51  $          .44      $          .91  $           .79
===================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                              Six Months Ended

                                                                                                December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                            1995           1994
-------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                          $   329,422    $   260,980
  Cash received from commercial land sales                                                    6,604             19
  Cash paid for costs related to community home construction                               (217,729)      (177,363)
-------------------------------------------------------------------------------------------------------------------
  Cash provided by community sales activities                                               118,297         83,636
  Cash paid for land acquisitions at operating communities                                   (1,275)        (1,524)
  Cash paid for lot development at operating communities                                    (44,853)       (22,409)
  Cash paid for amenity development at operating communities                                (24,229)       (14,925)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                               47,940         44,778

  Cash paid for costs related to communities in the pre-operating stage                     (59,009)       (37,161)
  Cash received from customers related to conventional homebuilding                         102,313         64,891
  Cash paid for land, development, construction and other costs related to
    conventional homebuilding                                                              (102,491)       (73,949)
  Cash received from customers related to residential land development project               11,113          8,367
  Cash paid for costs related to residential land development project                        (5,173)        (8,621)
  Cash paid for corporate activities                                                        (29,348)       (18,191)
  Interest paid                                                                             (20,299)       (17,137)
  Cash paid for income taxes                                                                 (5,600)          (971)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                                  (60,554)       (37,994)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                        (3,893)        (5,814)
  Investments in life insurance policies                                                     (1,352)          (398)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                                   (5,245)        (6,212)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                                144,276        301,108
  Repayments of debt                                                                       (133,967)      (256,839)
  Proceeds from sale of common stock                                                         45,271              -
  Proceeds from exercise of common stock options                                                 80              -
  Purchases of treasury stock                                                                   (30)            (3)
  Dividends paid                                                                             (1,615)        (1,481)
-------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                54,015         42,785
-------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                             (11,784)        (1,421)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                       18,900          6,474
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                        $     7,116    $      5,053
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                        3

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                                                              Six Months Ended
                                                                                                December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                            1995           1994
-------------------------------------------------------------------------------------------------------------------


Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                          $     15,689   $     11,916
  Allocation of common costs in costs and expenses, excluding interest                       107,014         74,326
  Amortization of capitalized interest in costs and expenses                                  17,699         12,567
  Deferred compensation amortization                                                             865            816
  Depreciation and other amortization                                                          4,181          2,500
  Deferred income taxes                                                                        4,184          5,373
  Net increase in home construction costs                                                   (21,867)       (24,230)
  Land acquisitions                                                                         (13,925)       (16,597)
  Lot development                                                                          (109,023)       (71,132)
  Amenity development                                                                       (49,942)       (33,843)
  Pre-acquisition costs                                                                            -        (1,548)
  Net change in other assets and liabilities                                                (15,429)          1,858
-------------------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                             $   (60,554)   $   (37,994)
===================================================================================================================

See accompanying notes to consolidated financial statements.


                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


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

In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings. Communities in the pre-operating stage are those not yet generating revenues from home closings.

The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(2)      Real Estate Inventories

The components of real estate inventories are as follows:
                                                                           In Thousands
----------------------------------------------------------------------------------------------------------
                                                        December 31,         June 30,      December 31,
                                                            1995               1995            1994
                                                        (Unaudited)                        (Unaudited)
----------------------------------------------------------------------------------------------------------


Home construction costs                                 $       164,222  $       142,355   $       124,019
Unamortized improvement and amenity costs                       435,781          356,457           306,680
Unamortized capitalized interest                                 64,336           55,793            49,769
Land held for housing                                           212,411          220,297           219,843
Land held for future development or sale                         51,188           53,850            62,982
----------------------------------------------------------------------------------------------------------
                                                        $       927,938  $       828,752   $       763,293
==========================================================================================================

At December 31, 1995 the Company had 339 completed homes and 587 homes under construction that were not subject to a sales contract. These homes represented $25.3 million and $14.4 million, respectively, of home construction costs at December 31, 1995. At December 31, 1994 the Company had 204 completed homes and 474 homes under construction (representing $14.1 million and $15.3 million, respectively, of home construction costs) that were not subject to a sales contract. Included in land held for future development or sale at December 31, 1995 were 414 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land held for future development or sale at December 31, 1995 were 347 acres of residential land and commercial land at the Company's residential land development project.

(3)      Notes Payable, Senior and Subordinated Debt



Notes payable, senior and subordinated debt consists of the following:

                                                                           In Thousands
----------------------------------------------------------------------------------------------------------
                                                        December 31,       June 30,        December 31,
                                                            1995             1995              1994
                                                        (Unaudited)                        (Unaudited)
----------------------------------------------------------------------------------------------------------


10 7/8% Senior Notes, net                               $        97,131  $        96,787   $        96,442
9 3/4% Senior Subordinated Debentures, net                       97,053           96,847            96,642
9% Senior Subordinated Debentures, net                           97,218           97,081            96,944
Subordinated Swiss Franc Bonds, net                              12,765           12,745            12,724
Notes payable to banks under a revolving credit
  facility and short-term lines of credit                       180,000          160,200            63,850
Real estate and other notes                                      25,240           27,598            79,070
----------------------------------------------------------------------------------------------------------
                                                        $       509,407  $       491,258   $       445,672
==========================================================================================================

At December 31, 1995 the Company had $180 million outstanding under its $300 million unsecured revolving credit facility and no amount outstanding under its $5 million short-term line of credit.

At December 31, 1995, under the most restrictive of the covenants in the Company's debt agreements, $42.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.


                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4)      Income Taxes

The components of income taxes are:


                                                                      In Thousands
                                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                   Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                                   1995          1994              1995          1994
---------------------------------------------------------------------------------------------------------

Current:
  Federal                                      $      2,234  $      (547)      $      3,326  $       (92)
  State                                                 861           756               938         1,136
---------------------------------------------------------------------------------------------------------
                                                      3,095           209             4,264         1,044
---------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                             1,900         3,447             3,691         5,319
  State                                                (65)          (97)               493            54
---------------------------------------------------------------------------------------------------------
                                                      1,835         3,350             4,184         5,373
---------------------------------------------------------------------------------------------------------
                                               $      4,930  $      3,559      $      8,448  $      6,417
=========================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(5)      Revenues and Costs and Expenses

The components of revenues and costs and expenses are:

                                                                      In Thousands
                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                       Three Months Ended             Six Months Ended
                                                          December 31,                  December 31,
                                                       1995         1994             1995         1994
----------------------------------------------------------------------------------------------------------

Revenues:
   Homebuilding:
        Communities                                $    176,501 $    142,777     $    325,700 $    265,058
        Conventional                                     49,736       27,967           95,007       59,959
----------------------------------------------------------------------------------------------------------
            Total  homebuilding                         226,237      170,744          420,707      325,017
   Land sales                                            11,152        3,616           21,349       11,081
   Other                                                  2,070        1,698            3,721        2,842
----------------------------------------------------------------------------------------------------------
                                                   $    239,459 $    176,058     $    445,777 $    338,940
==========================================================================================================

Costs and expenses:
   Home construction and land:
        Communities                                $    131,004 $    105,140     $    242,867 $    196,615
        Conventional                                     42,472       23,316           81,181       50,177
----------------------------------------------------------------------------------------------------------
             Total homebuilding                         173,476      128,456          324,048      246,792
   Interest                                               9,999        6,697           17,699       12,567
   Cost of land sales                                     8,520        3,194           16,509        9,680
   Other cost of sales                                      832        1,048            1,563        2,261
   Selling, general and administrative                   32,547       26,495           61,821       49,307
----------------------------------------------------------------------------------------------------------
                                                   $    225,374 $    165,890     $    421,640 $    320,607
==========================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(6)      Interest

         The following table shows the components of interest:

                                                                         In Thousands
                                                                         (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                       Three Months Ended             Six Months Ended
                                                          December 31,                  December 31,
                                                       1995         1994             1995         1994
----------------------------------------------------------------------------------------------------------

Interest incurred                                  $     12,045 $     11,424     $     26,242 $     21,979
Less capitalized interest                                12,045       11,424           26,242       21,979
----------------------------------------------------------------------------------------------------------
     Interest expense                              $          - $          -     $          - $          -
==========================================================================================================
Amortization of capitalized interest
   in costs and expenses                           $      9,999 $      6,697     $     17,699 $     12,567
==========================================================================================================
Unamortized capitalized interest in real
  estate inventories at period end                                               $     64,336 $     49,769
==========================================================================================================
Interest income                                    $        223 $        107     $        550 $        230
==========================================================================================================

(7)      Equity Transaction

In August 1995 the Company publicly sold 2,474,900 shares of its treasury and authorized but unissued common stock. The net proceeds of $45.3 million were used to repay a portion of the indebtedness outstanding under the Company's $300 million senior unsecured revolving credit facility.

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


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING  DATA


                                    Three Months Ended                         Six Months Ended
                                       December 31,           Change             December 31,          Change
-------------------------------------------------------------------------------------------------------------------
                                      1995      1994      Amount  Percent       1995     1994     Amount   Percent
-------------------------------------------------------------------------------------------------------------------


OPERATING  DATA :
 Number of net new orders: (1)
   Sun City West                         247        194        53    27.3%         404      424      (20)    (4.7%)
   Sun City Tucson                        30         99       (69)  (69.7%)         71      167      (96)   (57.5%)
   Sun Cities Las Vegas (2)              283        192        91    47.4%         510      384      126     32.8%
   Sun City Palm Desert (3)               37         85       (48)  (56.5%)         67      121      (54)   (44.6%)
   Sun City Roseville                    102        116       (14)  (12.1%)        252      280      (28)   (10.0%)
   Sun City Hilton Head (4)               89         59        30    50.8%         149       59       90    152.5%
   Sun City Georgetown (4)                44        N/A        44     N/A          175      N/A      175      N/A
   Terravita                              91         89         2     2.2%         147      217      (70)   (32.3%)
   Coventry Homes                        315        188       127    67.6%         627      370      257     69.5%
-------------------------------------------------------------------------------------------------------------------
     Total                             1,238      1,022       216    21.1%       2,402    2,022      380     18.8%
===================================================================================================================
 Number of home closings:
   Sun City West                         208        346     (138)  (39.9%)         404      639     (235)   (36.8%)
   Sun City Tucson                        69        112      (43)  (38.4%)         135      208      (73)   (35.1%)
   Sun Cities Las Vegas (2)              172        200      (28)  (14.0%)         369      425      (56)   (13.2%)
   Sun City Palm Desert (3)               50         81      (31)  (38.3%)          93      132      (39)   (29.5%)
   Sun City Roseville (4)                167        N/A       167     N/A          311      N/A      311      N/A
   Sun City Hilton Head (4)               87        N/A        87     N/A          109      N/A      109      N/A
   Terravita                             122         89        33    37.1%         231      156       75     48.1%
   Coventry Homes                        332        188       144    76.6%         638      400      238     59.5%
-------------------------------------------------------------------------------------------------------------------
     Total                             1,207      1,016       191    18.8%       2,290    1,960      330     16.8%
===================================================================================================================
BACKLOG  DATA :
 Homes under contract at
  December  31:
   Sun City West                         502        445        57    12.8%
   Sun City Tucson                        85        242      (157)  (64.9%)
   Sun Cities Las Vegas (2)              543        438       105    24.0%
   Sun City Palm Desert (3)              121        151       (30)  (19.9%)
   Sun City Roseville                    512        629      (117)  (18.6%)
   Sun City Hilton Head (4               189         59       130   220.3%
   Sun City Georgetown (4)               297        N/A       297     N/A
   Terravita                             214        392      (178)  (45.4%)
   Coventry Homes                        529        368       161    43.8%
--------------------------------------------------------------------------
     Total (5)                         2,992      2,724       268     9.8%
==========================================================================
Aggregate contract sales amount
  (dollars in millions)            $     569 $      531 $      38     7.2%
==========================================================================
Average contract sales amount per
  home (dollars in thousands)      $     190 $      195 $     (5)   (2.6%)
==========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING  DATA (Continued)


                                    Three Months Ended                         Six Months Ended
                                       December 31,           Change             December 31,          Change
-------------------------------------------------------------------------------------------------------------------
                                      1995      1994      Amount  Percent       1995     1994     Amount   Percent
-------------------------------------------------------------------------------------------------------------------

AVERAGE  REVENUE  PER  HOME
CLOSING :
  Sun City West                    $ 160,100 $  151,700 $   8,400     5.5%    $158,700 $149,100 $   9,600      6.4%
  Sun City Tucson                    178,800    163,900    14,900     9.1%     173,400  164,100     9,300      5.7%
  Sun Cities Las Vegas (2)           177,400    182,300    (4,900)   (2.7%)    177,900  177,400       500      0.3%
  Sun City Palm Desert (3)           239,600    209,900    29,700    14.1%     236,100  204,900    31,200     15.2%
  Sun City Roseville (4)             226,200        N/A       N/A      N/A     215,100      N/A       N/A      N/A
  Sun City Hilton Head (4)           161,600        N/A       N/A      N/A     154,800      N/A       N/A      N/A
  Terravita                          299,600    207,300    92,300    44.5%     289,200  212,800    76,400     35.9%
  Coventry Homes                     149,800    148,800     1,000     0.7%     148,900  149,900    (1,000)    (0.7%)
    Weighted average                 187,400    168,100    19,300    11.5%     183,700  165,800    17,900     10.8%
===================================================================================================================

OPERATING  STATISTICS:

  Cost and expenses as a percentage of revenues:
    Home construction, land and other  76.4%      75.4%      1.0%     1.3%       76.7%    76.3%      0.4%      0.5%
    Interest                            4.2%       3.8%      0.4%    10.5%        4.0%     3.7%      0.3%      8.1%
    Selling, general and               13.6%      15.0%     (1.4%)   (9.3%)      13.9%    14.5%     (0.6%)    (4.1%)
     administrative

    Earnings before income taxes as a
     percentage of revenues             5.9%       5.8%      0.1%     1.7%        5.4%     5.4%         -         -

    Ratio of home closings to homes
     under contract in backlog at
     beginning of period               40.8%      37.4%      3.4%     9.1%       79.5%    73.6%      5.9%      8.0%
===================================================================================================================

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

(5) A majority of this backlog is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog at December 31, 1995 is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the six months ended December 31, 1995 and 1994, cancellations of home sales orders as a percentage of new home sales orders written during the period were 19.1 percent and 19.4 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

REVENUES. Home closings at Sun City Roseville and Sun City Hilton Head accounted for $37.8 million and $14.1 million, respectively, of the increase in revenues to $239.5 million for the three months ended December 31, 1995 from $176.1 million for the three months ended December 31, 1994. The Company had not yet begun delivering homes at these communities in the 1994 quarter.

Decreased home closings (resulting from lower backlogs at the beginning of the periods) at the Company's more mature active adult communities (Sun City West, Sun City Tucson, Sun City Summerlin and Sun City Palm Desert) resulted in a $39.6 million decrease in revenues. Increased home closings at Terravita (for which the 1994 quarter was only the second quarter of home closings) and
Coventry Homes (the Company's conventional homebuilding operation, which benefitted from increases in Phoenix and Tucson operations and the expansion of operations to Las Vegas and Southern California) resulted in increased revenues of $6.8 million and $21.4 million, respectively.

Increases in the average revenue per home closing at the Company's more mature active adult communities (other than Sun City Summerlin), Terravita and Coventry Homes accounted for $4.3 million, $11.3 million and $0.3 million, respectively, of the increase in revenues. These increases in average revenues per home closing were primarily due to sales price increases previously implemented by the Company, increases in lot premiums at certain communities and market-driven changes in product mix. Changes in product mix at Sun City Summerlin caused a decrease in the average revenue per home closing, resulting in decreased revenues of $0.9 million.

Land sales revenues and other revenues were $7.5 million higher and $0.4 million higher, respectively, in the 1995 quarter than in the 1994 quarter. Revenues and pre-tax earnings from sales of commercial land at the Company's communities, which fluctuate from period to period, were significantly higher in the 1995 quarter than in the 1994 quarter. These sales are a part of the Company's master-planned community developments and in good business cycles are generally higher.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $182.8 million for the 1995 quarter compared to the $132.7 million for the 1994 quarter was primarily due to the increase in home closings. As a percentage of revenues, these costs were 76.4 percent for the 1995 quarter compared to 75.4 percent for the 1994 quarter, with the increase primarily attributable to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.2 percent for the 1995 quarter compared to 3.8 percent for the 1994 quarter. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development, with respect to which land the Company does not allocate capitalized interest.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Since a significant portion of selling, general and administrative expenses is fixed, the increase in revenues for the 1995 quarter resulted in a decrease in these expenses as a percentage of revenues as compared to the 1994 quarter. Of the increase in total selling, general and administrative expenses to $32.5 million for the 1995 quarter from $26.5 million for the 1994 quarter, $1.8 million was attributable to higher sales and marketing expenses, $1.4 million was due to increased commissions on the increased revenues and $1.6 million resulted from the recognition of general and administrative expenses at Sun City Roseville and Sun City Hilton Head in the 1995 quarter (pre-operating costs were capitalized in the 1994 quarter because home closings had not then begun at these communities). The balance of the increase was due to a variety of general and administrative expenses.

INCOME TAXES. The increase in income taxes to $4.9 million for the 1995 quarter as compared to $3.6 million for the 1994 quarter was due to the increase in earnings before income taxes. The effective tax rate in both quarters was 35 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 21.1 percent in the 1995 quarter as compared to the 1994 quarter. This increase was partially attributable to new sales orders at Sun City Hilton Head and Sun City Georgetown, at which the Company began taking new sales orders in November 1994 and June 1995, respectively.

Net new orders at Sun City West increased 27.3 percent in the 1995 quarter compared to the 1994 quarter, when they were adversely affected by increased interest rates and price increases implemented by the Company. Net new orders at Sun City Tucson decreased 69.7 percent, reflecting the approaching completion of that community. Net new orders at the Sun Cities Las Vegas increased 47.4 percent as a result of the commencement of new order activity at Sun City MacDonald Ranch in September 1995.

Sun City Palm Desert continued to be affected by adverse conditions in the southern California economy and real estate market. Net new orders at that community decreased 56.5 percent in the 1995 quarter compared to the 1994 quarter. Additionally, a national home builder has begun development of an active adult community near Sun City Palm Desert which may cause additional competitive pressures at that community. Future net new order activity at Sun City Palm Desert will be affected by various factors, including the condition of the southern California economy and real estate market and competition.

Net new orders for Coventry Homes were 67.6 percent higher in the 1995 quarter than in the 1994 quarter, due to increases in Phoenix and Tucson operations and the expansion of operations to Las Vegas and Southern California.

The number of homes under contract at December 31, 1995 was 9.8 percent higher than at December 31, 1994. This increase was primarily attributable to new sales orders at Sun City Hilton Head, Sun City Georgetown and Sun City MacDonald Ranch and to the growth and expansion of Coventry Homes operations, partially offset by the decreased new order activity at Sun City Tucson, Sun City Palm Desert and Terravita and the fact that home closings at Sun City Roseville reduced the number of homes under contract at that community at December 31, 1995 as compared to December 31, 1994.

SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

REVENUES. Home closings at Sun City Roseville and Sun City Hilton Head accounted for $66.9 million and $16.9 million, respectively, of the increase in revenues to $445.8 million for the six months ended December 31, 1995 from $338.9 million for the six months ended December 31, 1994. The Company had not yet begun delivering homes at these communities in the 1994 period.

Decreased home closings, resulting from lower backlogs at the beginning of the periods, at the Company's more mature active adult communities resulted in a $64.9 million decrease in revenues. Increased home closings at Terravita (at which the 1994 period was the initial period of home closings) and Coventry Homes (which benefitted from increases in Phoenix and Tucson operations and the expansion of operations to Las Vegas and Southern California) resulted in increased revenues of $16.0 million and $35.7 million, respectively.

Increases in the average revenue per home closing at the Company's more mature active adult communities and Terravita accounted for $8.2 million and $17.6 million, respectively, of the increase in revenues. These increases in average revenues per home closing were primarily due to sales price increases previously implemented by the Company, increases in lot premiums at certain communities and market-driven changes in product mix. Changes in subdivision mix caused a decrease in the average revenue per home closing for Coventry Homes, resulting in decreased revenues of $0.7 million.

Land sales revenues and other revenues were $10.3 million higher and $0.9 million higher, respectively, in the 1995 period than in the 1994 period. Revenues and pre-tax earnings from sales of commercial land at the Company's communities, which fluctuate from period to period, were significantly higher in the 1995 period than in the 1994 period. These sales are a part of the Company's master-planned community developments and in good business cycles are generally higher.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $342.1 million for the 1995 period compared to the $258.7 million for the 1994 period was primarily due to the increase in home closings. As a percentage of revenues, these costs were 76.7 percent for the 1995 period compared to 76.3 percent for the 1994 period.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.0 percent for the 1995 period compared to 3.7 percent for the 1994 period. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development, with respect to which land the Company does not allocate capitalized interest.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Since a significant portion of selling, general and administrative expenses is fixed, the increase in revenues for the 1995 period resulted in a decrease in these expenses as a percentage of revenues as compared to the 1994 period. Of the increase in total selling, general and administrative expenses to $61.8 million for the 1995 period from $49.3 million for the 1994 period, $3.8 million was attributable to higher sales and marketing expenses, $3.0 million was due to increased commissions on the increased revenues and $2.5 million resulted from the recognition of general and administrative expenses at Sun City Roseville and Sun City Hilton Head in the 1995 period (pre-operating costs were capitalized in the 1994 period since home closings had not yet begun at these communities). The balance of the increase was due to a variety of general and administrative expenses.

INCOME TAXES. The increase in income taxes to $8.4 million for the 1995 period as compared to $6.4 million for the 1994 period was due to the increase in earnings before income taxes. The effective tax rate in both periods was 35 percent.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 18.8 percent in the 1995 period as compared to the 1994 period. The number of homes under contract at December 31, 1995 was 9.8 percent higher than at December 31, 1994. These increases were primarily attributable to new sales orders at Sun City Hilton
Head, Sun City Georgetown and Sun City MacDonald Ranch and to the growth and expansion of Coventry Homes operations, partially offset by the decreased new order activity at Sun City Tucson and Sun City Palm Desert. See "Three Months Ended December 31, 1995 and 1994 -- Net New Order Activity and Backlog."

Net new orders at Terravita were 32.3 percent lower in the 1995 period than in the 1994 period, when they were high due to pent-up demand in the local market. Company information indicates that the majority of home buyers at Terravita are now coming from states other than Arizona. As a result, the Company believes that net new orders will be more seasonal and will be higher in the January through May time period.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

At December 31, 1995 the Company had $7.1 million of cash and short-term investments, $180 million outstanding under its $300 million unsecured revolving credit facility and no amount outstanding under its $5 million short-term line of credit.

In August 1995 the Company publicly sold 2,474,900 shares of its common stock. The net proceeds of $45.3 million were used to repay a portion of the indebtedness outstanding under the Company's $300 million senior unsecured revolving credit facility. The Company has reborrowed and will continue to reborrow under the senior unsecured revolving credit agreement from time to time as necessary to fund development of existing and new projects and for other general corporate purposes.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

During the six months ended December 31, 1995 the Company generated $118.3 million of net cash from community sales activities, used $70.4 million of cash for land and lot and amenity development at operating communities, paid $59.0 million for costs related to communities in the pre-operating stage, used $0.2 million of net cash for conventional homebuilding operations and used $49.3 million of cash for other operating activities.

The Company believes that, of the $510.0 million of cash spent by the Company during the six months ended December 31, 1995 for land acquisitions, lot and amenity development, home construction and other operating activities, approximately $84.5 million was to some extent discretionary as to timing and precedes the actual construction of homes from which cash can be generated upon closing of home sale contracts. This $84.5 million was comprised of $59.0 million related to projects in the pre-operating stage and $25.5 million for land acquisitions and amenity development at operating communities.

At December 31, 1995, under the most restrictive of the covenants in the Company's debt agreements, $42.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

VALUATION OF REAL ESTATE ASSETS;
ACCOUNTING STANDARD NOT YET ADOPTED BY THE COMPANY

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which the Company will be required to implement no later than for its fiscal year beginning July 1, 1996. This standard requires that long-lived assets, such as real estate inventories, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value.

The southern California economy and homebuilding industry have performed poorly for the past several years. Other homebuilders with substantial southern California real estate assets have, upon the early adoption of SFAS No. 121, recently written down the book values of certain of their southern California assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


At the Company's southern California community, Sun City Palm Desert, net new orders decreased for the six months ended December 31, 1995 as compared to the same period a year earlier, and net new orders for the fiscal year ending June 30, 1996 will be lower than in prior years. However, the Company believes that appropriate measures are being taken to improve new orders at Sun City Palm Desert and is encouraged by fiscal third quarter net new order activity to date. The Company remains firmly committed to the long-term development of Sun City Palm Desert and currently believes that there is not an impairment loss at that community since expected future net cash flows are greater than the book value of the asset. These expected future net cash flows are based upon various assumptions, the most significant of which is that average annual net new orders and home closings over a period of years beginning with fiscal 1997 will equal or exceed net new orders and home closings achieved during the fiscal year ended June 30, 1995. If net new orders do not improve from the expected fiscal 1996 level, it is likely that the Company will be required to record a material non-cash loss under SFAS No. 121. The Company reviews the valuation of its real estate inventories on a continual basis. See "Results of Operations -- Three Months Ended December 31, 1995 and 1994 -- Net New Order Activity and Backlog" and "Forward Looking Information; Certain Cautionary Statements."

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to below.

FUTURE AND NEWER COMMUNITIES. The Company's communities will be built out over time. Therefore, the medium- and long-term future of the Company will be dependent on the Company's ability to develop and market future communities sucessfully. Acquiring land and committing the financial and managerial resources to develop a community on that land involve significant risks. Before these communities generate any revenues, they require material expenditures for, among other things, acquiring land, obtaining development approvals and constructing project infrastructure (such as roads and utilities), recreation centers, model homes and sales facilities. It generally takes several years for communities to achieve cumulative positive cash flow.

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


LONG-TERM NATURE OF PROJECTS; PERIOD-TO-PERIOD FLUCTUATIONS; REAL ESTATE, ECONOMIC AND OTHER CONDITIONS; GEOGRAPHIC CONCENTRATION. The Company's communities are long-term projects. Sales activity at the Company's communities varies from period to period, and the ultimate success of any community cannot necessarily be judged by results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand in the area or other reasons) than it does during later periods over the life of the community. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations and by sales of commercial land at the Company's communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

Company data indicate that, for the past several years, a significant number of the home purchasers at its active adult communities in Arizona, Nevada and southern California, particularly Sun City Palm Desert, were from southern California. Four of the Company's conventional homebuilding subdivisions are located in California, including two in Orange County. Any of those communities, particularly Sun City Palm Desert, as well as the Company's southern California conventional homebuilding subdivisions, may be affected by the continuing adverse conditions in the southern California real estate market and the southern California economy generally, including the financial difficulties of certain southern California municipalities.

The Company's primary business operations are concentrated in a limited number of communities in five states. The Company's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse project-specific matters.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONSIDERATIONS. The Company's business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and "no growth" or "slow growth" political policies, all of which can prevent, delay, make uneconomic or significantly increase the cost of its developments. In addition, environmental concerns and related governmental requirements have affected and will continue to affect all the Company's community development operations.

In connection with the development of the Company's communities and other real estate projects, particularly those located in California, numerous governmental approvals and permits are required throughout the development process and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. In addition, third parties can file lawsuits challenging approvals or permits received, which could cause substantial uncertainties and material delays for the project and, if successful, could result in approvals or permits being voided.

FINANCING; LEVERAGE; INTEREST RATES. Real estate development is dependent on the availability and cost of financing. In periods of significant growth, therefore, the Company will require significant additional capital resources, whether from issuances of equity or by incurring additional indebtedness. The Company's principal credit facility and the indentures for its publicly-held debt restrict the indebtedness the Company may incur. The availability of debt financing is also dependent on governmental policies and other factors outside the control of the Company. If the Company is at any time not successful in obtaining sufficient capital to fund its development and expansion expenditures, some or all of its projects may be significantly delayed, resulting in cost increases and adverse effects on the Company's results of operations. No assurance can be given as to the availability or cost of any future financing. In addition, the Company's degree of leverage from time to time will affect its interest incurred and may limit funds available for operations. As a result, the Company may be more vulnerable to economic downturns, which could limit its ability to withstand adverse changes or to capitalize on business opportunities. If the Company is at any time unable to generate sufficient cash flow from operations to service its debt, refinancing of all or a portion of that debt or obtaining additional financing may be required to avoid defaults (including cross defaults) on some or all of its indebtedness. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained, or obtained on terms that are favorable or acceptable to the Company.

The Company's real estate operations are also dependent upon the availability and cost of mortgage financing. An increase in interest rates, which may result from governmental policies and other factors outside the control of the Company, may adversely affect the buying decisions of potential home buyers and their ability to sell their existing homes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CONSTRUCTION. The Company has from time to time experienced shortages of materials or qualified tradespeople or volatile increases in the cost of certain materials (particularly increases in the price of lumber and framing, which are significant components of home construction costs), resulting in longer than normal construction periods and increased costs not reflected in the prices of homes for which home sales contracts had been entered into up to one year in advance of scheduled closing. Generally, the Company's home sale contracts do not contain, or contain limited, provisions for price increases if the Company's costs of construction increase.

The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays, increased costs and loss of some home sale contracts.

NATURE RISKS. Sun City Roseville and Sun City Hilton Head are subject to significant seasonal rainfall that can cause delays in construction and development and increase costs. Both of these communities were adversely affected by significantly higher than normal rainfall in fiscal 1995.

Earthquake faults, including the San Andreas fault, run through the Coachella Valley, which includes Sun City Palm Desert and the communities of Palm Springs, Indio, Palm Desert, La Quinta, Rancho Mirage and Indian Wells. A portion of Sun City Palm Desert is also located in a flood plain. The Coachella Valley Water District has approved the Company's conceptual flood control plan for Sun City Palm Desert and has approved the Company's specific flood control plan for the first phase of this project. A major earthquake or flood could have a material adverse impact on the development of and results of operations for Sun City Palm Desert. Sun City Hilton Head is located in an area which may be subject to hurricanes. A major hurricane could have a material adverse impact on the development of and results of operations for Sun City Hilton Head.

Additional information on factors which could affect the Company's financial results may be included in the Company's most recently filed Annual Report on Form 10-K, and subsequent reports, filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION



Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of the shareholders of the Company was held on November 8, 1995. The shareholders voted on the election of four directors for three-year terms. The shareholders voted to elect all four nominees, voting as follows:


                                            Votes For          Votes Withheld
                                           ----------          --------------
           D. Kent Anderson                15,111,713             127,858
           Kenny C. Guinn                  15,105,924             133,647
           Michael E. Rossi                15,111,201             128,370
           Sam Yellen                      15,102,874             136,697

Other directors whose terms of office as directors continued after the Annual Meeting were Philip J. Dion, J. Russell Nelson, Peter A. Nelson, Robert Bennett, Hugh F. Culverhouse, Jr. and C. Anthony Wainwright.

The shareholders also voted to approve the Del Webb Corporation 1995 Director Stock Plan, Del Webb Corporation 1995 Executive Long-Term Incentive Plan and Del Webb Corporation 1995 Executive Management Incentive Plan and to ratify the appointment of KPMG Peat Marwick LLP as the principal independent public accounting firm of the Company for the year ending June 30, 1996, voting as follows:

                                                                                          Votes           Shares Not
                                                  Votes For        Votes Against        Withheld             Voted
                                                 ----------        -------------        --------          ----------

Director Stock Plan                              12,504,175            507,436           78,528            4,306,395
Executive Long-Term Incentive Plan                9,174,088          3,841,089           83,877            4,297,480
Executive Management Incentive Plan              13,972,390            759,655          309,337            2,355,152
KPMG Peat Marwick LLP                            15,080,271             32,488          126,812            2,156,963


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibit  27.0     Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                              DEL WEBB CORPORATION
                                  (Registrant)




Date:    February 14, 1996                        /s/ Philip J. Dion
       ----------------------------        -------------------------------------
                                                      Philip J. Dion
                                            Chairman and Chief Executive Officer


Date:    February 14, 1996                       /s/ John A. Spencer
       ----------------------------        -------------------------------------
                                 John A. Spencer
                            Senior Vice President and
                             Chief Financial Officer