Form 10-Q
period 1996-03-31
WEBB DEL CORP
filed 1996-05-13
CIK 105189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended MARCH 31, 1996.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A .

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

As of April 30, 1996 Registrant had outstanding 17,539,049 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1996

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                               PAGE
     Item 1.      Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1996,
                    June 30, 1995 and March 31, 1995............................    1

                  Consolidated Statements of Operations for the three and nine
                    months ended March 31, 1996 and 1995........................    2

                  Consolidated Statements of Cash Flows for the nine
                    months ended March 31, 1996 and 1995........................    3

                  Notes to Consolidated Financial Statements....................    5

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................   11

PART II.      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K..............................   18

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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                        MARCH 31,       JUNE 30,      MARCH 31,
                                                          1996            1995          1995
                                                       (UNAUDITED)                   (UNAUDITED)
- ------------------------------------------------------------------------------------------------
                            ASSETS
- ------------------------------------------------------------------------------------------------

Real estate inventories (Notes 2, 3 and 6)             $   921,610    $   828,752    $   818,255
Cash and short-term investments                             14,573         18,900          9,930
Receivables                                                 24,946         21,995         10,583
Property and equipment, net                                 28,306         29,326         27,391
Deferred income taxes (Note 4)                              13,485             --             --
Other assets                                                38,631         26,077         27,684
- ------------------------------------------------------------------------------------------------
                                                       $ 1,041,551    $   925,050    $   893,843
================================================================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)   $   555,081    $   491,258    $   493,993
Contractor and trade accounts payable                       78,492         76,421         55,893
Accrued liabilities and other payables                      64,121         52,046         40,499
Home sale deposits                                          89,120         66,887         79,749
Income taxes payable (Note 4)                                1,488          3,899          3,092
Deferred income taxes (Note 4)                                  --          5,197          1,096
- ------------------------------------------------------------------------------------------------
      Total liabilities                                    788,302        695,708        674,322
- ------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized
    30,000,000 shares; issued 17,542,217 shares
    at March 31, 1996, 15,798,649 shares at
    June 30, 1995 and 15,798,884 shares at
    March 31, 1995 (Note 7)                                     17             16             16
  Additional paid-in capital (Note 7)                      158,271        121,059        121,120
  Retained earnings                                         99,965        122,153        113,316
- ------------------------------------------------------------------------------------------------
                                                           258,253        243,228        234,452
  Less cost of common stock in treasury, 3,031
    shares at March 31, 1996, 877,728 shares
    at June 30, 1995 and 922,904 shares at
    March 31, 1995 (Note 7)                                    (57)       (11,058)       (11,636)
  Less deferred compensation                                (4,947)        (2,828)        (3,295)
- ------------------------------------------------------------------------------------------------
      Total shareholders' equity                           253,249        229,342        219,521
- ------------------------------------------------------------------------------------------------
                                                       $ 1,041,551    $   925,050    $   893,843
================================================================================================


See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      MARCH 31,                MARCH 31,
- ----------------------------------------------------------------------------------------------
                                                  1996         1995        1996         1995
- ----------------------------------------------------------------------------------------------
Revenues (Note 5)                              $ 256,014    $ 195,383   $ 701,791    $ 534,323
- ----------------------------------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other            196,033      148,456     538,153      407,188
    Interest (Note 6)                             10,569        7,818      28,268       20,386
    Selling, general and administrative           38,850       28,348     100,671       77,655
    Impairment of southern California real
      estate inventories (Notes 6 and 8)          65,000           --      65,000           --
- ----------------------------------------------------------------------------------------------
                                                 310,452      184,622     732,092      505,229
- ----------------------------------------------------------------------------------------------

         Earnings (loss) before income taxes     (54,438)      10,761     (30,301)      29,094

Income taxes (Note 4)                             19,053       (3,766)     10,605      (10,183)
- ----------------------------------------------------------------------------------------------

         Net earnings (loss)                   $ (35,385)   $   6,995   $ (19,696)   $  18,911
==============================================================================================

Weighted average shares outstanding               17,958       15,324      17,527       15,130
==============================================================================================

Net earnings (loss) per share                  $   (1.97)   $     .46   $   (1.12)   $    1.25
==============================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31,
- -------------------------------------------------------------------------------------------------------
                                                                                    1996         1995
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                   $ 525,110    $ 402,806
  Cash received from commercial land sales                                           7,564        1,599
  Cash paid for costs related to community home construction                      (352,099)    (272,637)
- -------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                                180,575      131,768
  Cash paid for land acquisitions at operating communities                          (5,076)      (3,495)
  Cash paid for lot development at operating communities                           (71,322)     (43,326)
  Cash paid for amenity development at operating communities                       (43,889)     (21,198)
- -------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                      60,288       63,749

  Cash paid for costs related to communities in the pre-operating stage            (77,799)     (68,616)
  Cash received from customers related to conventional homebuilding                149,541      103,205
  Cash paid for land, development, construction and other costs related to
    conventional homebuilding                                                     (158,598)    (112,142)
  Cash received from customers related to residential land development project      13,707       14,364
  Cash paid for costs related to residential land development project               (7,299)     (11,365)
  Cash paid for corporate activities                                               (30,569)     (23,722)
  Interest paid                                                                    (33,466)     (37,971)
  Cash paid for income taxes                                                        (9,014)      (1,546)
- -------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                         (93,209)     (74,044)
- -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                               (5,325)      (9,914)
  Investments in life insurance policies                                            (2,313)      (1,101)
- -------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                          (7,638)     (11,015)
- -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                       229,579      562,000
  Repayments of debt                                                              (175,956)    (471,530)
  Proceeds from sale of common stock                                                45,271           --
  Proceeds from exercise of common stock options                                       148          277
  Purchases of treasury stock                                                          (30)          (7)
  Dividends paid                                                                    (2,492)      (2,225)
- -------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                       96,520       88,515
- -------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                          (4,327)       3,456
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                              18,900        6,474
- -------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                 $  14,573    $   9,930
=======================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
- ---------------------------------------------------------------------------------------------------------
                                                                                      1996         1995
- ---------------------------------------------------------------------------------------------------------
Reconciliation of net earnings (loss) to net cash used for operating activities:
  Net earnings (loss)                                                              $ (19,696)   $  18,911
  Allocation of non-cash common costs to costs and expenses, excluding interest      164,949      120,880
  Amortization of capitalized interest in costs and expenses                          28,268       20,386
  Deferred compensation amortization                                                   1,336        1,212
  Depreciation and other amortization                                                  6,266        3,870
  Deferred income taxes                                                              (18,683)      12,700
  Non-cash loss from impairment of southern California real estate inventories        65,000           --
  Net increase in home construction costs                                            (47,549)     (45,548)
  Land acquisitions                                                                  (31,159)     (30,563)
  Lot development                                                                   (150,425)    (112,379)
  Amenity development                                                                (77,354)     (49,895)
  Pre-acquisition costs                                                               (6,256)      (2,770)
  Net change in other assets and liabilities                                          (7,906)     (10,848)
- ---------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                        $ (93,209)   $ (74,044)
=========================================================================================================

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

         The Company's operations include its communities, conventional homebuilding operations and residential land development project. The Company's communities are large-scale, master-planned residential communities at which the Company controls all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is the exclusive builder of homes. The Company's conventional homebuilding operations encompass the construction and sale of homes in subdivisions. The Company's residential land development project operations include the sale of individual land parcels and lots to other builders and developers for conventional housing and related commercial development.

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

         The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)      REAL ESTATE INVENTORIES

         The components of real estate inventories are as follows:

                                                          In Thousands
- ------------------------------------------------------------------------------------
                                               March 31,     June 30,     March 31,
                                                 1996          1995         1995
                                              (Unaudited)                (Unaudited)
- ------------------------------------------------------------------------------------
Home construction costs                        $189,904      $142,355      $145,337
Unamortized improvement and amenity costs       445,298       356,457       338,930
Unamortized capitalized interest (Note 6)        44,852        55,793        54,079
Land held for housing                           191,240       220,297       216,336
Land held for future development or sale         50,316        53,850        63,573
- ------------------------------------------------------------------------------------
                                               $921,610      $828,752      $818,255
====================================================================================

         Unamortized capitalized interest in real estate inventories at March 31, 1996 has been reduced by $21.8 million, the portion of the loss from impairment of southern California real estate inventories allocated to unamortized capitalized interest (see Note 8).

         At March 31, 1996 the Company had 233 completed homes and 639 homes under construction that were not subject to a sales contract. These homes represented $17.6 million and $19.5 million, respectively, of home construction costs at March 31, 1996. Included in land held for future development or sale at March 31, 1996 were 396 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land held for future development or sale at March 31, 1996 were 336 acres of residential land and commercial land at the Company's residential land development project.

(3)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

         Notes payable, senior and subordinated debt consists of the following:

                                                                In Thousands
- ------------------------------------------------------------------------------------------
                                                     March 31,     June 30,     March 31,
                                                        1996         1995         1995
                                                    (Unaudited)                (Unaudited)
- ------------------------------------------------------------------------------------------
10 7/8% Senior Notes, net                            $ 97,303      $ 96,787      $ 96,615
9 3/4% Senior Subordinated Debentures, net             97,156        96,847        96,745
9% Senior Subordinated Debentures, net                 97,286        97,081        97,013
Subordinated Swiss Franc Bonds, net                        --        12,745        12,735
Notes payable to banks under a revolving credit
  facility and short-term lines of credit             233,000       160,200       110,600
Real estate and other notes                            30,336        27,598        80,285
- ------------------------------------------------------------------------------------------
                                                     $555,081      $491,258      $493,993
==========================================================================================

         In February 1996 the Company paid its Subordinated Swiss Franc Bonds. The Company's related currency exchange agreement was fully performed and, together with the interest rate swap agreement (the Company's only derivative financial instruments), expired in February 1996.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT (CONTINUED)

         At March 31, 1996 the Company had $233.0 million outstanding under its $300 million unsecured revolving credit facility and no amount outstanding under its $5 million short-term line of credit.

         At March 31, 1996, under the most restrictive of the covenants in the Company's debt agreements, $6.4 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

(4)      INCOME TAXES

         The components of income taxes are:

                                                In Thousands
                                                (Unaudited)
- --------------------------------------------------------------------------------
                             Three Months Ended              Nine Months Ended
                                  March 31,                      March 31,
- --------------------------------------------------------------------------------
                             1996           1995           1996           1995
- --------------------------------------------------------------------------------
Current:
  Federal                  $  3,972       $ (3,027)      $  7,298       $ (3,119)
  State                        (158)          (534)           780            602
- --------------------------------------------------------------------------------
                              3,814         (3,561)         8,078         (2,517)
- --------------------------------------------------------------------------------
Deferred:
  Federal                   (19,672)         6,081        (15,981)        11,400
  State                      (3,195)         1,246         (2,702)         1,300
- --------------------------------------------------------------------------------
                            (22,867)         7,327        (18,683)        12,700
- --------------------------------------------------------------------------------
                           $(19,053)      $  3,766       $(10,605)      $ 10,183
================================================================================

         The deferred income tax benefit for the three and nine months ended March 31, 1996, and the related deferred tax asset at March 31, 1996, resulted from the non-cash loss from impairment of southern California real estate inventories recognized by the Company as of March 31, 1996 (see Note 8).

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)      REVENUES AND COSTS AND EXPENSES

         The components of revenues and costs and expenses are:

                                                                In Thousands
                                                                (Unaudited)
- ---------------------------------------------------------------------------------------------
                                               Three Months Ended         Nine Months Ended
                                                    March 31,                 March 31,
- ---------------------------------------------------------------------------------------------
                                                1996         1995         1996         1995
- ---------------------------------------------------------------------------------------------
Revenues:
   Homebuilding:
        Communities                           $199,376     $148,408     $525,076     $413,466
        Conventional                            50,474       36,271      145,481       96,230
- ---------------------------------------------------------------------------------------------
            Total homebuilding                 249,850      184,679      670,557      509,696
   Land sales                                    3,499        8,895       24,848       19,976
   Other                                         2,665        1,809        6,386        4,651
- ---------------------------------------------------------------------------------------------
                                              $256,014     $195,383     $701,791     $534,323
=============================================================================================

Costs and expenses:
   Home construction and land:
        Communities                           $150,949     $109,582     $393,816     $306,197
        Conventional                            41,843       30,650      123,024       80,827
- ---------------------------------------------------------------------------------------------
             Total homebuilding                192,792      140,232      516,840      387,024
   Interest                                     10,569        7,818       28,268       20,386
   Cost of land sales                            2,537        7,082       19,046       16,762
   Other cost of sales                             704        1,142        2,267        3,402
   Selling, general and administrative          38,850       28,348      100,671       77,655
   Impairment of southern California real
     estate inventories                         65,000           --       65,000           --
- ---------------------------------------------------------------------------------------------
                                              $310,452     $184,622     $732,092     $505,229
=============================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)      INTEREST

         The following table shows the components of interest:

                                                                In Thousands
                                                                (Unaudited)
- -----------------------------------------------------------------------------------------
                                                 Three Months Ended     Nine Months Ended
                                                      March 31,             March 31,
- -----------------------------------------------------------------------------------------
                                                   1996       1995       1996       1995
- -----------------------------------------------------------------------------------------
Interest incurred                                $12,885    $12,128    $39,127    $34,108
Less capitalized interest                         12,885     12,128     39,127     34,108
- -----------------------------------------------------------------------------------------
     Interest expense                            $     -    $     -    $     -    $     -
=========================================================================================
Amortization of capitalized interest
   in costs and expenses                         $10,569    $ 7,818    $28,268    $20,386
=========================================================================================
Unamortized capitalized interest in real
  estate inventories at period end (Notes 2
  and 8)                                                               $44,852    $54,079
=========================================================================================
Interest income                                  $   182    $   115    $   732    $   346
=========================================================================================

(7)      EQUITY TRANSACTION

         In August 1995 the Company publicly sold 2,474,900 shares of its common stock. The net proceeds of $45.3 million were used to repay a portion of the indebtedness then outstanding under the Company's $300 million senior unsecured revolving credit facility.

(8)      IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES

         In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted this new standard in the third quarter of fiscal 1996. In accordance with SFAS No. 121, prior period financial statements have not been restated to reflect the change in accounting principle.

         SFAS No. 121 requires that long-lived assets, such as real estate inventories, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value, as opposed to the difference between book value and net realizable value under the previous accounting standard.
         For long-term assets like active adult communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimate of annual home closings over the life of the community, which involves numerous assumptions and judgments as to future events over a period of many years. In connection with its adoption of SFAS No. 121, the Company incurred a special, non-cash charge related to the valuation of its Sun City Palm Desert active adult community in southern California.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)      IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES (CONTINUED)

         In the first six months of fiscal 1996, net new orders at Sun City Palm Desert were substantially below both the comparable period of the prior fiscal year and the Company's expectations. Although the Company was encouraged by net new orders significantly greater in the first 45 days of the third quarter of fiscal 1996 than in the comparable period in the prior fiscal year, a lower than anticipated level of net new orders was achieved in the last half of the fiscal quarter. Net new orders decreased for the nine months ended March 31, 1996 compared to the same period a year earlier and net new orders for the fiscal year ending June 30, 1996 are now anticipated to be lower than in prior fiscal years. Additionally, a national home builder is developing an active adult community near Sun City Palm Desert which will cause additional competitive pressures at that community. Based on these and other factors, the Company reduced its estimate with respect to net new orders and closings in the fiscal years ending June 30, 1997 and beyond to below the levels achieved in the three fiscal years ended June 30, 1995. This resulted in expected future net cash flows (undiscounted and without interest charges) at Sun City Palm Desert being less than the current book value of the asset. As required by SFAS No. 121, the Company therefore recorded as of March 31, 1996 a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million ($42.3 million or $2.35 per share after tax) to reflect Sun City Palm Desert at its estimated fair value. Fair value was estimated based upon an evaluation of comparable market prices and discounted expected future cash flows.

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

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                     MARCH 31,          CHANGE            MARCH 31,          CHANGE
- ---------------------------------------------------------------------------------------------------------
                                    1996    1995    AMOUNT   PERCENT    1996    1995     AMOUNT   PERCENT
- ---------------------------------------------------------------------------------------------------------
OPERATING  DATA :
 Number of net new orders:1
   Sun City West                     290     283       7     2.5%       694      707      (13)    (1.8%)
   Sun City Tucson                    56      81     (25)  (30.9%)      127      248     (121)   (48.8%)
   Sun Cities Las Vegas 2            345     187     158    84.5%       855      571      284     49.7%
   Sun City Palm Desert 3             75      63      12    19.0%       142      184      (42)   (22.8%)
   Sun City Roseville                121      17     104   611.8%       373      297       76     25.6%
   Sun City Hilton Head 4            124      26      98   376.9%       273       85      188    221.2%
   Sun City Georgetown 4             151     N/A     151     N/A        326      N/A      326      N/A
   Terravita                         162     125      37    29.6%       309      342      (33)    (9.6%)
   Coventry Homes                    464     349     115    33.0%     1,091      719      372     51.7%
- -------------------------------------------------------------------------------------------------------
     Total                         1,788   1,131     657    58.1%     4,190    3,153    1,037     32.9%
=======================================================================================================
 Number of home closings:
   Sun City West                     207     235     (28)  (11.9%)      611      874     (263)   (30.1%)
   Sun City Tucson                    71      89     (18)  (20.2%)      206      297      (91)   (30.6%)
   Sun Cities Las Vegas 2            265     193      72    37.3%       634      618       16      2.6%
   Sun City Palm Desert 3             65      70      (5)   (7.1%)      158      202      (44)   (21.8%)
   Sun City Roseville 4              206      82     124   151.2%       517       82      435    530.5%
   Sun City Hilton Head 4             78     N/A      78     N/A        187      N/A      187      N/A
   Sun City Georgetown 4              70     N/A      70     N/A         70      N/A       70      N/A
   Terravita                          90     108     (18)  (16.7%)      321      264       57     21.6%
   Coventry Homes                    336     229     107    46.7%       974      629      345     54.8%
- -------------------------------------------------------------------------------------------------------
     Total                         1,388   1,006     382    38.0%     3,678    2,966      712     24.0%
=======================================================================================================
BACKLOG  DATA :
 Homes under contract at
    March 31:
   Sun City West                     585       49       92    18.7%
   Sun City Tucson                    70       23     (164)  (70.1%
   Sun Cities Las Vegas 2            623       43      191    44.2%
   Sun City Palm Desert 3            131       14      (13)   (9.0%
   Sun City Roseville                427       56     (137)  (24.3%
   Sun City Hilton Head 4            235        8      150   176.5%
   Sun City Georgetown 4             378       N/      378     N/A
   Terravita                         286       40     (123)  (30.1%
   Coventry Homes                    657       48      169    34.6%
- -------------------------------------------------------------------
     Total 5                       3,392     2,84      543    19.1%
===================================================================
Aggregate contract sales amount
  (dollars in millions)           $  647    $  56    $  87    15.5%
===================================================================
Average contract sales amount per
  home (dollars in thousands)     $  191    $  19    $  (6)   (3.0%
===================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                MARCH 31,              CHANGE              MARCH 31,              CHANGE
- --------------------------------------------------------------------------------------------------------------
                             1996       1995      AMOUNT    PERCENT     1996       1995       AMOUNT   PERCENT
- --------------------------------------------------------------------------------------------------------------
AVERAGE REVENUE PER HOME
CLOSING :
  Sun City West            $164,000   $154,900   $  9,100     5.9%    $160,500   $150,600    $ 9,900     6.6%
  Sun City Tucson           172,400    164,700      7,700     4.7%     173,000    164,300      8,700     5.3%
  Sun Cities Las Vegas 2    164,000    181,300    (17,300)   (9.5%)    172,100    178,700     (6,600)   (3.7%)
  Sun City Palm Desert 3    212,000    225,100    (13,100)   (5.8%)    226,200    211,900     14,300     6.7%
  Sun City Roseville 4      209,500    219,500    (10,000)   (4.6%)    212,900    219,500     (6,600)   (3.0%)
  Sun City Hilton Head 4    165,500        N/A        N/A     N/A      159,300        N/A        N/A     N/A
  Sun City Georgetown 4     184,000        N/A        N/A     N/A      184,000        N/A        N/A     N/A
  Terravita                 300,100    264,700     35,400    13.4%     292,200    234,100     58,100    24.8%
  Coventry Homes            150,200    158,400     (8,200)   (5.2%)    149,400    153,000     (3,600)   (2.4%)
    Weighted average        180,000    183,600     (3,600)   (2.0%)    182,300    171,800     10,500     6.1%
==============================================================================================================
OPERATING STATISTICS:
   Cost and expenses as a percentage
     of revenues:

       Home construction, land and other    76.6%   76.0%    0.6%   0.8%   76.7%    76.2%     0.5%     0.7%
       Interest                              4.1%    4.0%    0.1%   2.5%    4.0%     3.8%     0.2%     5.3%
       Selling, general and administrative  15.2%   14.5%    0.7%   4.8%   14.3%    14.5%    (0.2%)   (1.4%)

   Ratio of home closings to homes
     under contract in backlog at
     beginning of period                    46.4%   36.9%    9.5%  25.7%  127.7%   111.4%    16.3%    14.6%
==========================================================================================================

1 Net of cancellations. The Company recognizes revenue at close of escrow.

2 Includes Sun City Summerlin (the Company changed the name of its Sun City Las Vegas community to Sun City Summerlin during the first quarter of fiscal 1996) and Sun City MacDonald Ranch. The Company began taking new home sales orders at Sun City MacDonald Ranch in September 1995. Home closings began at Sun City MacDonald Ranch in January 1996.

3 During the first quarter of fiscal 1996 the Company changed the name of its Sun City Palm Springs community to Sun City Palm Desert.

4 The Company began taking new home sales orders at Sun City Hilton Head in November 1994 and at Sun City Georgetown in June 1995. Home closings began at Sun City Roseville in February 1995, at Sun City Hilton Head in August 1995 and at Sun City Georgetown in February 1996.

5 A majority of this backlog is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog at March 31, 1996 is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the nine months ended March 31, 1996 and 1995, cancellations of home sales orders as a percentage of new home sales orders written during the period were 17.7 percent and 18.8 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

REVENUES. Home closings at Sun City Hilton Head and Sun City Georgetown accounted for $12.9 million and $12.9 million, respectively, of the increase in revenues to $256.0 million for the three months ended March 31,1996 from $195.4 million for the three months ended March 31, 1995. The Company had not yet begun delivering homes at these communities in the 1995 quarter. Increased home closings at the Sun Cities Las Vegas (where home closings began at Sun City MacDonald Ranch in January 1996) and Sun City Roseville (where the Company had home closings for only part of the 1995 quarter) accounted for $13.1 million and $27.2 million, respectively, of the increase in revenues.

Decreased home closings, resulting from lower backlog at the beginning of the period, at the Company's more mature communities of Sun City West, Sun City Tucson, Sun City Palm Desert and Terravita resulted in a $13.2 million decrease in revenues. Increased home closings for Coventry Homes (the Company's conventional homebuilding operation), which benefitted from increases in Phoenix, Tucson, Las Vegas and southern California operations, resulted in increased revenues of $16.9 million.

A decrease in the average revenue per home closing (excluding the new communities of Sun City Hilton Head and Sun City Georgetown) resulted in a $4.6 million decrease in revenues. This decrease in average revenue per home closing was primarily due to market-driven changes in product and subdivision mix and decreases in lot premiums at certain communities.

Land sales revenues and other revenues were $5.4 million lower and $0.8 million higher, respectively, in the 1996 quarter than in the 1995 quarter. Sales of commercial land are a normal part of the Company's master-planned community developments, and revenues and pre-tax earnings from such sales normally fluctuate from period to period.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $196.0 million for the 1996 quarter compared to the $148.5 million for the 1995 quarter was primarily due to the increase in home closings. As a percentage of revenues, these costs were 76.6 percent for the 1996 quarter compared to 76.0 percent for the 1995 quarter, with the increase primarily attributable to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations.

INTEREST. As a percentage of revenues, amortization of capitalized interest was
4.1 percent for the 1996 quarter compared to 4.0 percent for the 1995 quarter. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development, with respect to which land the Company does not allocate capitalized interest. As a result of the non-cash loss from impairment of southern California real estate inventories recognized by the Company as of March 31, 1996 (see "Impairment of Southern California Real Estate Inventories"), management currently anticipates that in the future greater capitalized interest will be allocated to communities with more home closings than Sun City Palm Desert. This would result in an increase in amortization of capitalized interest as a percentage of revenues in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Of the increase in selling, general and administrative expenses to $38.8 million for the 1996 quarter from $28.3 million for the 1995 quarter, $4.0 million was attributable to higher sales and marketing expenses, $2.1 million was due to increased commissions on the increased revenues and $2.2 million resulted from the recognition of general and administrative expenses at Sun City Roseville, Sun City Hilton Head, Sun City MacDonald Ranch and Sun City Georgetown in the 1996 quarter (for which pre-operating costs were capitalized prior to the commencement of home closings, which for each of these communities included part or all of the 1995 quarter). The balance of the increase was due to a variety of general and administrative expenses.

INCOME TAXES. The change in income taxes to a $19.1 million benefit for the 1996 quarter as compared to a $3.8 million expense for the 1995 quarter was due to the change in earnings (loss) before income taxes. The effective tax rate in both quarters was 35 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES. In the third quarter of fiscal 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. (For a brief description of SFAS No. 121, see Note 8 to the Consolidated Financial Statements.) In connection with its adoption of SFAS No. 121, the Company incurred a special, non-cash charge related to the valuation of its Sun City Palm Desert active adult community in southern California.

In the first six months of fiscal 1996, net new orders at Sun City Palm Desert were substantially below both the comparable period of the prior fiscal year and the Company's expectations. Although the Company was encouraged by net new orders significantly greater in the first 45 days of the third quarter of fiscal 1996 than in the comparable period in the prior fiscal year, a lower than anticipated level of net new orders was achieved in the last half of the fiscal quarter. Net new orders decreased for the nine months ended March 31, 1996 compared to the same period a year earlier and net new orders for the fiscal year ending June 30, 1996 are now anticipated to be lower than in prior fiscal years. Additionally, a national home builder is developing an active adult community near Sun City Palm Desert which will cause additional competitive pressures at that community. Based on these and other factors, the Company reduced its estimate with respect to net new orders and closings in the fiscal years ending June 30, 1997 and beyond to below the levels achieved in the three fiscal years ended June 30, 1995. This resulted in expected future net cash flows (undiscounted and without interest charges) at Sun City Palm Desert being less than the current book value of the asset. As required by SFAS No. 121, the Company therefore recorded as of March 31, 1996 a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million ($42.3 million or $2.35 per share after tax) to reflect Sun City Palm Desert at its estimated fair value. Fair value was estimated based upon an evaluation of comparable market prices and discounted expected future cash flows.

The Company owns additional land for a second phase of development at Sun City Palm Desert. Development of subsequent phases of large-scale real estate projects is always assessed in light of conditions existing when construction of the phase is to begin, and any decision on the development of the second phase at this community will depend on the state of the economy and prospects for the community at the time the current phase is nearing completion.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 58.1 percent in the 1996 quarter as compared to the 1995 quarter. This increase was largely attributable to new sales orders at Sun City Georgetown (at which the Company began taking new sales orders in June 1995) and substantial increases at Sun City Roseville and Sun City Hilton Head (at which net new orders were negatively impacted in the 1995 quarter by a depleted inventory of available home sites and adverse weather conditions, respectively).

Net new orders at Sun City Tucson decreased 30.9 percent in the 1996 quarter compared to the 1995 quarter, reflecting the approaching completion of that community. Net new orders at the Sun Cities Las Vegas increased 84.5 percent, primarily as a result of the commencement of new order activity at Sun City MacDonald Ranch in September 1995.

At Sun City Palm Desert, net new orders increased 19.0 percent in the 1996 quarter compared to the 1995 quarter; however, all of this increase was attributable to net new orders received in the first half of the 1996 quarter. Management continues to be concerned by adverse conditions in the southern California economy and real estate market. Future net new order activity at Sun City Palm Desert will be affected by various factors, including the condition of the southern California economy and real estate market and competition. See "Impairment of Southern California Real Estate Inventories."

Net new orders at Terravita increased 29.6 percent in the 1996 quarter compared to the 1995 quarter, when they were negatively impacted by restricted lot availability. Net new orders for Coventry Homes were 33.0 percent higher in the 1996 quarter than in the 1995 quarter, due to increases in Phoenix, Tucson, Las Vegas and southern California operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The number of homes under contract at March 31, 1996 was 19.1 percent higher than at March 31, 1995. This increase was primarily attributable to new sales orders at Sun City Hilton Head, Sun City Georgetown and Sun City MacDonald Ranch and to the growth of Coventry Homes operations, partially offset by the decreased net new order activity at Sun City Tucson, reductions in the number of homes under contract at Sun City Roseville and Terravita as a result of home closings at those communities and the reduction at Sun City Palm Desert.

NINE MONTHS ENDED MARCH 31, 1996 AND 1995

REVENUES. Home closings at Sun City Hilton Head and Sun City Georgetown accounted for $29.8 million and $12.9 million, respectively, of the increase in revenues to $701.8 million for the nine months ended March 31, 1996 from $534.3 million for the nine months ended March 31, 1995. The Company had not yet begun delivering homes at these communities in the 1995 period. Increased home closings at Sun City Roseville, where the Company had home closings for only a small part of the 1995 period, accounted for $95.5 million of the increase in revenues.

Decreased home closings, resulting from lower backlog at the beginning of the period, at the Company's more mature active adult communities of Sun City West, Sun City Tucson and Sun City Palm Desert resulted in a $63.9 million decrease in revenues. Increased home closings at Coventry Homes (which benefitted from increases in Phoenix, Tucson, Las Vegas and southern California operations) and Terravita (at which the 1995 period was the initial period of home closings) resulted in increased revenues of $52.8 million and $13.3 million, respectively.

An increase in the average revenue per home closing (excluding the new communities of Sun City Hilton Head and Sun City Georgetown) resulted in a $17.6 million increase in revenues. This increase was primarily due to sales price increases previously implemented by the Company, increases in lot premiums at certain communities and market-driven changes in product mix.

Land sales revenues and other revenues were $4.9 million higher and $1.7 million higher, respectively, in the 1996 period than in the 1995 period. Sales of commercial land are a normal part of the Company's master-planned community developments, and revenues and pre-tax earnings from such sales normally fluctuate from period to period.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $538.2 million for the 1996 period compared to $407.2 million for the 1995 period was primarily due to the increase in home closings. As a percentage of revenues, these costs were 76.7 percent for the 1996 period compared to 76.2 percent for the 1995 period, with the increase primarily attributable to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations.

INTEREST. As a percentage of revenues, amortization of capitalized interest was
4.0 percent for the 1996 period compared to 3.8 percent for the 1995 period. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development, with respect to which land the Company does not allocate capitalized interest. See "Three Months Ended March 31, 1996 and 1995 -- Interest."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Since a significant portion of selling, general and administrative expenses is fixed, the increase in revenues for the 1996 period resulted in a decrease in these expenses as a percentage of revenues as compared to the 1995 period. Of the increase in total selling, general and administrative expenses to $100.7 million for the 1996 period from $77.7 million for the 1995 period, $7.8 million was attributable to higher sales and marketing expenses, $5.1 million was due to increased commissions on the increased revenues and $4.8 million resulted from the recognition of general and administrative expenses at Sun City Roseville, Sun City Hilton Head, Sun City MacDonald Ranch and Sun City Georgetown in the 1996 period (for which pre-operating costs were capitalized prior to the commencement of home closings, which for each of these communities included part or all of the 1995 period). The balance of the increase was due to a variety of general and administrative expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES. The change in income taxes to a $10.6 million benefit for the 1996 period as compared to a $10.2 million expense for the 1995 period was due to the change in earnings (loss) before income taxes. The effective tax rate in both periods was 35 percent.

IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES. See "Three Months Ended March 31, 1996 and 1995 -- Impairment of Southern California Real Estate Inventories" and Note 8 to the Consolidated Financial Statements.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 32.9 percent in the 1996 period as compared to the 1995 period. The number of homes under contract at March 31, 1996 was 19.1 percent higher than at March 31, 1995. These increases were primarily attributable to new sales orders at Sun City Georgetown and Sun City MacDonald Ranch, increased new orders at Sun City Roseville and Sun City Hilton Head and the growth of Coventry Homes operations, partially offset by the decreased net new order activity at Sun City Tucson and Sun City Palm Desert (see "Three Months Ended March 31, 1996 and 1995 -- Net New Order Activity and Backlog") and Terravita.

Net new orders at Terravita were 9.6 percent lower in the 1996 period than in the 1995 period, when they were high due to pent-up demand in the local market. Company information indicates that the majority of home buyers at Terravita are now coming from states other than Arizona. As a result, the Company believes that net new orders at Terravita are likely to be more seasonal than they have been in prior periods.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

At March 31, 1996 the Company had $14.6 million of cash and short-term investments, $233.0 million outstanding under its $300 million unsecured revolving credit facility and no amount outstanding under its $5 million short-term line of credit.

In August 1995 the Company publicly sold 2,474,900 shares of its common stock. The net proceeds of $45.3 million were used to repay a portion of the indebtedness then outstanding under the Company's $300 million senior unsecured revolving credit facility. The Company has reborrowed and will continue to reborrow under the senior unsecured revolving credit agreement from time to time as necessary to fund development of existing and new projects and for other general corporate purposes.

Management believes that the Company's current borrowing capacity, when combined with existing cash and short-term investments and currently anticipated cash flows from the Company's operating communities, conventional homebuilding activities and residential land development project, will provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for the next 12 months. Given the Company's current capital resources, operating requirements reflect limitations on some of the projects and activities that the Company might otherwise desire to undertake.

The Company's senior unsecured revolving credit facility and the indentures for the Company's publicly-held debt contain restrictions which could, depending on the circumstances, affect the Company's ability to borrow in the future. If the Company at any time is not successful in obtaining sufficient capital to fund its then planned development and expansion expenditures, some or all of its projects may be significantly delayed. Any such delay could result in cost increases and may adversely affect the Company's results of operations. As of March 31, 1996, after the effect of the non-cash loss from impairment of southern California real estate inventories, the Company was in compliance with, and had no restriction on the available borrowings under, its senior unsecured revolving credit facility and short-term line of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, land acquisition, obtaining master plan and other approvals, construction of amenities (including golf courses and recreation centers), model homes, sales and administration facilities, major roads, utilities, general landscaping and interest. Since these initial costs are generally capitalized, this can result in income reported for financial statement purposes during the initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include amortization charges for substantial amounts of previously expended costs.

During the nine months ended March 31, 1996 the Company generated $180.6 million of net cash from community sales activities, used $120.3 million of cash for land and lot and amenity development at operating communities, paid $77.8 million for costs related to communities in the pre-operating stage, used $9.1 million of net cash for conventional homebuilding operations and used $66.6 million of cash for other operating activities.

At March 31, 1996, under the most restrictive of the covenants in the Company's debt agreements, $6.4 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Information; Certain Cautionary Statements" in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, filed with the Securities and Exchange Commission.

For additional information on factors which could affect the Company's financial results, see the Company's most recently filed Annual Report on Form 10-K, and subsequent periodic reports, filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27     Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                                                        DEL WEBB CORPORATION
                                                             (REGISTRANT)

Date:     May 13, 1996                       /s/ Philip J. Dion
      -------------------     --------------------------------------------------
                                               Philip J. Dion
                                    Chairman and Chief Executive Officer

Date:     May 13, 1996                       /s/ John A. Spencer
      -------------------     --------------------------------------------------
                                               John A. Spencer
                               Senior Vice President and Chief Financial Officer