Form 10-K405
period 1996-06-30
WEBB DEL CORP
filed 1996-09-10
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year July 1, 1995 to June 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from N/A to N/A .
                                               -----  -----
Commission File Number:  1-4785

                              DEL WEBB CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                  86-0077724
        (State of Incorporation)            (IRS Employer Identification Number)

6001 North 24th Street, Phoenix, Arizona                    85016
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
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant's Common Stock outstanding at July 31, 1996 was 17,537,903 shares. At that date, the aggregate market value of Registrant's Common shares held by non-affiliates, based upon the closing price of the Common Stock on the New York Stock Exchange on that date, was approximately $306,900,000.

                       Documents Incorporated by Reference

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 14, 1996 are incorporated herein as set forth in Part III of this Annual Report.

                              DEL WEBB CORPORATION
                             FORM 10-K ANNUAL REPORT
                            For the Fiscal Year Ended
                                  June 30, 1996

                                TABLE OF CONTENTS

                                     PART I

Item 1.                                                                     PAGE
  and
Item 2.       Business and Properties

              The Company..................................................... 1
              Master-Planned Communities...................................... 1
              Potential Future Communities.................................... 3
              Conventional Homebuilding....................................... 4
              Product Design.................................................. 4
              Construction.................................................... 4
              Sales Activities................................................ 4
              Other Real Estate Activity.......................................5
              Competition..................................................... 5
              Certain Factors Affecting the Company's Operations.............. 6
              Executive Officers of the Company............................... 8
              Employees.......................................................10

Item 3.       Legal Proceedings...............................................10

Item 4.       Submission of Matters to a Vote of Security Holders.............10





                                     PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matters...................................11

Item 6.       Selected Consolidated Financial Data............................12

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations
                  Certain Consolidated Financial and Operating Data...........14
                  Results of Operations.......................................16
                  Liquidity and Financial Condition of the Company............19
                  Impact of Inflation.........................................20

                                                                            PAGE


Item  8.      Financial Statements and Supplementary Data.....................20

Item  9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure........................20


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..............21

Item 11.      Executive Compensation..........................................21

Item 12.      Security Ownership of Certain Beneficial Owners
                and Management................................................21

Item 13.      Certain Relationships and Related Transactions..................21


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K...........................................22

                                     PART I

Items 1. and 2.            Business and Properties

THE COMPANY

Del  Webb   Corporation   develops   large-scale,   master-planned   residential
communities, primarily for active adults age 55 and over, and has significant conventional subdivision homebuilding operations.

The Company is one of the nation's leading developers of age-restricted active adult communities. It has extensive experience in the active adult community business, having built and sold more than 52,000 homes at its nine Sun City communities over the past 36 years. The Company is also delivering homes at Terravita, a gate-guarded, amenity-rich, master-planned residential community in north Scottsdale, Arizona, that is not age-restricted. The Company designs, develops and markets these communities, controlling all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is the exclusive developer of homes.

The Company conducts its conventional subdivision homebuilding operations under the name "Coventry Homes" in the Phoenix, Tucson and Las Vegas areas, southern California and north-central Arizona.

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

Statements in this Annual Report as to acreage, mileage, number of future homes,
square  feet  and  number  of   residents,   employees  and   shareholders   are
approximations.

MASTER-PLANNED COMMUNITIES

At June 30, 1996 the Company had nine master-planned communities at which home closings were taking place. The Company also had one master-planned community in an earlier stage of development.

              Communities Delivering Homes

The following table shows certain information concerning the nine communities at which the Company was delivering homes at June 30, 1996. Two of these communities, Sun City Summerlin (formerly known as Sun City Las Vegas) and Sun City MacDonald Ranch, are reported on a combined basis since they are both located in the Las Vegas metropolitan area. The table includes information with respect to land owned by the Company and which it has options to acquire. Information for Sun City Palm Desert (formerly known as Sun City Palm Springs) is presented for phase one of that community. The Company also owns 700 acres of land for a second phase of development at Sun City Palm Desert. If developed, this second phase is currently planned for 2,300 homes. Development of future phases at any of the Company's communities will depend on the state of the economy and prospects for the communities at the time the current phases near completion.

- ----------------------------------------------------------------------------------------------------------------------
                                Sun City  Sun City Sun Cities  Sun City    Sun City  Sun City    Sun City
                                  West     Tucson   Las Vegas Palm Desert Roseville Hilton Head Georgetown  Terravita
                                  ----     ------   --------- ----------- --------- ----------- ----------  ---------
First home closing...........     1978      1987      1989       1992        1995      1995        1996       1994
Total acres..................     7,000    1,000      3,064       906       1,200      5,600       5,300       823
Homes at completion..........    16,328    2,460     10,140      2,435      3,072      8,000       9,650      1,380
Home closings through
  June 30, 1996..............    15,159    2,356      5,995      1,136      1,024       305         235        850
Future homes to be closed....     1,169     104       4,145      1,299      2,048      7,695       9,415       530
Future homes to be sold......      616       59       3,503      1,187      1,671      7,502       9,037       226
Base price range of homes at
  June 30, 1996 (in thousands)  $90-240  $110-230    $90-280   $100-300   $120-280    $90-260    $100-240   $170-390
- ----------------------------------------------------------------------------------------------------------------------

              Sun City West
              -------------

Sun City West is a self-contained active adult community located 25 miles northwest of downtown Phoenix, Arizona. The focal point of Sun City West is its central activities area, including a very large recreation center, a large indoor theater, a library, a bowling alley, tennis courts, lawn bowling greens and a Company-owned 18- hole championship golf course. Sun City West also has eight other 18-hole golf courses (seven of which are owned by the residents' community association and one of which is owned by a private club owned by residents) and three smaller recreation centers. In addition, Sun City West has over 200 civic and social organizations and clubs. Sun City West had a population of 29,000 at June 30, 1996. The build-out of this community is being coordinated with the development of Sun City Grand, a nearby community being developed by the Company.

              Sun City Tucson
              ---------------

Sun City Tucson is located 20 miles north of downtown Tucson, Arizona. It is developed around an 18-hole championship golf course. This active adult community's primary recreation center includes a social hall, arts and crafts rooms, a large kitchen and a sports and exercise facility. Its outdoor recreational facilities include tennis courts, a swimming pool, shuffleboard courts, bocci ball courts and a miniature golf course. Sun City Tucson also has two smaller recreation facilities (including swimming pools, tennis courts and activity rooms). Sun City Tucson has numerous civic and social organizations and clubs and had a population of 4,500 at June 30, 1996. This community is anticipated to be built out in the 1997 fiscal year.

              Sun Cities Las Vegas
              --------------------

The Sun Cities  Las Vegas  include  Sun City  Summerlin  and Sun City  MacDonald
Ranch.

Sun City Summerlin is located eight miles northwest of downtown Las Vegas, Nevada. It has two 18-hole championship golf courses and a third, executive course. Other amenities in this active adult community include extensive recreational facilities at two large and two smaller recreation centers. Together, these facilities include meeting halls, arts and crafts rooms and tennis, shuffleboard, bocci ball and horseshoe courts, as well as sports and exercise complexes that include indoor and outdoor swimming pools, saunas, weight training and exercise rooms and a racquetball court. Sun City Summerlin has approximately 65 civic and social organizations and clubs and had a population of 11,000 at June 30, 1996.

Sun City MacDonald Ranch is located in Henderson, Nevada, near Las Vegas. It is an active adult community with fewer amenities (an executive golf course and a smaller recreational facility with an outdoor pool, tennis courts, a fitness and exercise center, arts and crafts studios and a social hall) and higher density than the Company's other active adult communities. Home closings at Sun City MacDonald Ranch began in January 1996. Sun City MacDonald Ranch had a population of 500 at June 30, 1996.

              Sun City Palm Desert
              --------------------

Sun City Palm Desert is located in the Coachella Valley 20 miles east of Palm Springs and 130 miles east of downtown Los Angeles. It is a gate-guarded active adult community that has an 18-hole championship golf course and a large recreation center with indoor and outdoor swimming pools and therapy spas, tennis courts, bocci ball courts, a fitness and exercise center, arts and crafts studios, a ballroom and a full service restaurant and lounge. Sun City Palm Desert had a population of 2,000 at June 30, 1996.

              Sun City Roseville
              ------------------

Sun City Roseville is located 20 miles northeast of downtown Sacramento, California. This active adult community is planned to include 27 holes of championship golf and has extensive parks and a large recreation center with indoor and outdoor swimming pools and therapy spas, tennis courts, bocci ball courts, a fitness and exercise center, arts and crafts studios, a ballroom and a full-service restaurant and lounge. Sun City Roseville had a population of 2,000 at June 30, 1996.

              Sun City Hilton Head
              --------------------

Sun City Hilton Head is located inland 13 miles from Hilton Head Island, South Carolina. This community encompasses 5,600 acres, 2,300 of which are already owned by the Company and the balance of which the Company has options to purchase. Sun City Hilton Head is a gate-guarded active adult community that has an 18-hole championship golf course, a clubhouse and restaurant and a large recreation center with indoor and outdoor swimming pools, tennis courts, a croquet course, a putting course, bocci ball courts, a fitness and exercise center, arts and crafts studios and a social hall. Future amenities are currently planned to include additional golf courses, a nature trail system and a river club . Home closings at Sun City Hilton Head began in August 1995. Sun City Hilton Head had a population of 500 at June 30, 1996.

              Sun City Georgetown
              -------------------

Sun City Georgetown is an active adult community located 30 miles north of downtown Austin, Texas. This community encompasses 5,300 acres, 3,500 of which are already owned by the Company and the balance of which the Company has options to purchase. Sun City Georgetown's amenities are planned to include several golf courses, a clubhouse and restaurant, a trail system and large recreation center with indoor and outdoor swimming pools, a fitness and exercise center, arts and crafts studios and a social hall. Sun City Georgetown began home closings in February 1996 and had a population of 400 at June 30, 1996.

              Terravita
              ---------

Terravita is a gate-guarded, amenity-rich, master-planned residential community located in north Scottsdale, Arizona, that is not age-restricted. It has an 18-hole championship golf course, a large clubhouse, restaurant and fitness center, a swimming pool, tennis courts and other recreational amenities. Terravita had a population of 1,500 at June 30, 1996.

              Community in an Earlier Stage of Development

The Company had one community, Sun City Grand, in an earlier stage of development at June 30, 1996. Sun City Grand is located on 3,775 acres near Sun City West. It is currently planned as a gate-guarded community to include 9,550 homes and four championship golf courses, each with a spacious golf club and restaurant facility. The major amenities will be centralized and are planned to include a large recreation center with indoor and outdoor swimming pools, a fitness and exercise center, a large social hall, numerous arts and crafts studios, lighted tennis courts, bocci ball courts and entertainment cabanas. Future phases are also planned to include a theater and bowling alley. Development of Sun City Grand began in the Spring of 1995 and is being coordinated with the build-out of Sun City West. The Company currently anticipates that home sales and closings will begin at Sun City Grand in fiscal 1997.

POTENTIAL FUTURE COMMUNITIES

The Company believes that the demographic attributes of its active adult target market segment of people age 55 and over present significant opportunities for carefully selected future active adult communities. The Company's plan is to capitalize on those opportunities and its experience, expertise and reputation by developing active adult communities in strategically selected locations. The current business strategy of the Company includes conducting extensive market research on prospective areas, including consumer surveys and supply and demand analyses, in connection with its evaluation of sites for future active adult communities. To the extent the Company has had a successful community in an area, the Company generally strives to maintain a market presence in that area through development of a successor community as build-out of the former community approaches.

At any given time, the Company may have a number of land acquisitions for potential communities under study and in various stages of investigation or negotiation. The Company is currently investigating the acquisition of land for communities to be located both in areas of the country where the Company has active adult communities and in other areas, including full four-season areas (i.e., areas which experience cold winters), where it does not have experience in developing communities. In making significant land acquisitions, the Company generally endeavors to acquire options on the land to mitigate the risk of holding the land during the detailed feasibility and entitlement process. However, under certain circumstances, the Company may acquire such property at an earlier stage in the development process.

In 1992 the Company purchased 5,600 acres of land north of Phoenix (currently known as the Villages at Desert Hills) as the site for a possible master-planned community. In fiscal 1995 the Company received a general plan amendment and development master plan approval (the initial governmental planning approvals required) for 16,500 homes on this property. In fiscal 1996 the primary zoning approvals were received; however, development of this property remains subject to uncertainties and the planning and permitting process is still in an early stage. At June 30, 1996 the Company's investment in the Villages at Desert Hills was $17.9 million.

CONVENTIONAL HOMEBUILDING

The Company began its conventional subdivision homebuilding operations in the Phoenix area in 1991 and expanded these operations to Tucson in fiscal 1994, Las Vegas and southern California in fiscal 1995 and north-central Arizona in fiscal 1996. At June 30, 1996 the Company had a backlog of home sales orders at 28 subdivisions -- 15 in the Phoenix area, 4 in the Tucson area, 4 in the Las Vegas area, 4 in southern California and 1 in north-central Arizona. The Company has no current plans to continue its conventional subdivision homebuilding operations in southern California after completion of its existing subdivisions.

In order to capitalize on its market knowledge and organizational structure, the Company's conventional homebuilding activities are primarily conducted in those metropolitan or market areas in which the Company is developing an active adult community. Through June 30, 1996 the Company's conventional homebuilding operations have generally targeted first-time and move-up buyers, although some luxury homes are also being sold. The base price of homes offered for sale at June 30, 1996 ranged from $70,000 to $420,000. The Company currently expects that community development will continue to be its primary business activity. For the year ended June 30, 1996, conventional homebuilding operations generated
21.5 percent of the Company's homebuilding revenues.

PRODUCT DESIGN

The Company designs homes to suit its market and endeavors to conform to the popular home design characteristics in the particular geographic market involved. Home designs are periodically reviewed and refined or changed to reflect changing home buyer tastes in each market. Homes at the Company's communities generally range in size from 1,000 square feet to 3,700 square feet. The Company offers a program of interior and exterior upgrades, including different styles of cabinetry and floor coverings and, at its communities, a program for architectural changes to allow home buyers to further modify their homes.

CONSTRUCTION

The Company generally functions as its own general contractor. At all stages of production, the Company's management personnel and on-site superintendents coordinate the activities of contractors, consultants and suppliers and subject their work to quality and cost controls. Consulting firms assist in project planning and independent contractors are employed to perform almost all of the site development and construction work. Within its active adult communities and, generally, its conventional subdivisions, the Company is the exclusive developer of homes and does not sell vacant lots to others for residential construction purposes. The time required for construction of the Company's homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The Company strives to coordinate the construction of homes with home sales orders to control the costs and risks associated with completed but unsold inventory. An inventory of unsold homes under construction is maintained for immediate sale to customers.

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

While more than one factor may contribute to a given home sale, the Company's experience indicates that a substantial portion of the home sales at its communities are attributable to follow-ups on referrals from residents of its communities and, at certain active adult communities, to the Company's "Vacation Getaway" program. This program enables prospective purchasers to visit an active adult community and stay (for a modest charge) in vacation homes for up to one week to experience the Sun City lifestyle prior to deciding whether to purchase a home.

The Company's information is that most home buyers at its active adult communities generally visit the community in which they purchase on more than one occasion before buying. This may affect the success or initial success of the sales effort at those communities at which a higher proportion of the potential customers do not live within a several-hour driving distance from the community.

The Company also markets its communities through billboards, television and radio commercials, local and national print advertising, direct mailings and telemarketing.

The Company offers mortgage financing for the purchasers of homes at its communities and conventional subdivisions. The Company sells the mortgages it generates to third parties.

OTHER REAL ESTATE ACTIVITY

The Company is completing the development of The Foothills, a 4,140-acre master-planned residential land development project located in Phoenix in which individual land parcels and lots are being sold to other builder/developers for conventional housing and related commercial development. At June 30, 1996, 294 acres of residential and commercial land remained to be sold at The Foothills. At June 30, 1996 the Company's investment in The Foothills was $17.7 million.

COMPETITION

All of the Company's real estate operations are subject to substantial competition. The Company competes with numerous national, regional and local homebuilders and developers, a few of which have greater financial resources than the Company.

The Company believes that it maintains a leading position within the active adult community market in each of the metropolitan areas in which it has a community that is currently generating revenues. The Company believes the major competitive factors in active adult community home purchases include location, lifestyle, price, value, recreational facilities and other amenities and builder/developer reputation. The Company believes its reputation, established by building and selling more than 52,000 homes over 36 years and providing an attractive lifestyle for adults age 55 and over, enhances the Company's active adult community marketing position.

For the Company's active adult communities, there are varying degrees of direct and increasing competition from businesses engaged exclusively or primarily in the sale of homes to buyers age 55 and older and from non-age-restricted, master-planned communities in these areas. The Company competes with new home sales and resales at these other communities, as well as with resales of homes in its own communities. The Company believes there may be significant additional future competition in active adult community development, including competition from national homebuilders and conventional community developers. Also, a national homebuilder is developing an active adult community in Indio, California, near Sun City Palm Desert, which will cause additional competitive pressures at that community.

In each of the areas in which the Company has conventional subdivision homebuilding operations, the Company is subject to a high degree of competition from new home developers, home resales, rental housing and condominium development. The Company believes that the major competitive factors in this part of its business include location, home quality, price, design and mortgage financing terms.

CERTAIN FACTORS AFFECTING THE COMPANY'S OPERATIONS

Set forth below is a brief description of certain matters that may affect the Company.

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

The Company will incur additional risks to the extent it develops communities in climates or other geographic areas in which it does not have experience or develops a different size or style of community, including acquiring the necessary construction materials and labor in sufficient amounts and on acceptable terms and adapting the Company's construction methods to different geographies and climates. Among other things, the Company believes that a significant portion of the home sales at its active adult communities is attributable to referrals from, or sales to, residents of those communities. The extent of such referrals or sales at new communities, including communities developed in other areas of the country, may be less than the Company has enjoyed at the active adult communities where it currently sells homes, and there may be challenges attracting potential customers from areas and to a market in which the Company has not had significant experience.

COMPETITION; REAL ESTATE, ECONOMIC AND OTHER CONDITIONS GENERALLY. The Company's communities and its other real estate operations are subject to substantial existing and potential competition (including increased competition from a number of national homebuilders that are entering or expanding their presence in active adult community development), real estate market conditions (both where its communities and conventional homebuilding operations are located and in areas where its potential customers reside), the cyclical nature of the real estate business, general national economic conditions and changing demographic conditions.

A significant number of purchasers at the Company's active adult communities in Arizona, Nevada and southern California are from southern California. Those communities may be affected by the continuing adverse conditions in the southern California real estate market and the southern California economy generally.

FINANCING AND LEVERAGE. Real estate development is dependent on the availability and cost of financing. In periods of significant growth, the Company will require significant additional capital resources, whether from issuances of equity or by incurring additional indebtedness. No assurance can be given as to the availability or cost of any future financing. The Company's principal credit facility and the indentures for its publicly-held debt restrict the indebtedness the Company may incur. The availability of debt financing is also dependent on governmental policies and other factors outside the control of the Company. If the Company cannot obtain sufficient capital to fund its development and expansion expenditures, its projects may be significantly delayed, resulting in cost increases and adverse effects on the Company's results of operations.

The Company's degree of leverage from time to time will affect its interest incurred and may limit funds available for operations, which could limit its ability to withstand adverse changes or capitalize on business opportunities. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available.

INTEREST RATES. The Company's real estate operations depend upon the availability and cost of mortgage financing. An increase in interest rates, which may result from governmental policies and other factors outside the control of the Company, may adversely affect the buying decisions of potential home buyers and their ability to sell their existing homes.

CONSTRUCTION LABOR AND MATERIALS COSTS. The Company has from time to time experienced shortages of materials or qualified tradespeople or volatile increases in the cost of certain materials (particularly increases in the price of lumber and framing, which are significant components of home construction costs), resulting in longer than normal construction periods and increased costs not reflected in the prices of homes for which home sale contracts had been entered into up to one year in advance of scheduled closing. Generally, the Company's home sale contracts do not contain, or contain limited, provisions for price increases if the Company's costs of construction increase. The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays, increased costs and loss of some home sale contracts.

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

PERIOD-TO-PERIOD FLUCTUATIONS. The Company's communities are long-term projects. Sales activity at the Company's communities varies from period to period, and the ultimate success of any community cannot necessarily be judged by results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand in the area or other reasons) than it does during later periods over the life of the community. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations and by sales of commercial land at the Company's communities.

GEOGRAPHIC CONCENTRATION. The Company's primary business operations are concentrated in a limited number of communities in five states. The Company's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse project-specific matters.

NATURAL RISKS. Sun City Roseville and Sun City Hilton Head are subject to significant seasonal rainfall that can cause delays in construction and development or that can increase costs. Earthquake faults, including the San Andreas fault, run through the Coachella Valley, which includes Sun City Palm Desert and the communities of Palm Springs, Indio, Palm Desert, La Quinta,
Rancho Mirage and Indian Wells. A portion of Sun City Palm Desert is also located in a flood plain. The Coachella Valley Water District has approved the Company's conceptual flood control plan for Sun City Palm Desert and has approved the Company's specific flood control plan for the first phase of this project. Sun City Hilton Head is located in an area which may be subject to hurricanes. A major earthquake, flood or hurricane could have a material adverse impact on the development of and results of operations for the community affected.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS. Certain statements contained in this Annual Report are forward looking statements. These forward looking statements involve risks and uncertainties including but not limited to those referred to above. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. Additional information on factors which could affect the Company's financial results may be included in subsequent reports filed by the Company with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names and ages of all executive officers of the Company and the offices held with the Company at July 31, 1996.

                                                                                                              Years
                                                                                          Years as an       Employed
                                                                                           Executive         by the
           Name               Age                         Position                          Officer          Company
- ------------------------------------------------------------------------------------------------------------------------
P. J. Dion                    51      Chairman of the Board and                               14               14
                                         Chief Executive Officer
J. F. Contadino               54      Executive Vice President                                 4                5
L. C. Hanneman, Jr.           49      Executive Vice President                                 7               24
J. H. Gleason                 54      Senior Vice President, Project Planning                  6                8
                                         and Development
A. L. Mariucci                39      Senior Vice President and General                       10               12
                                         Manager - Terravita
F. D. Pankratz                46      Senior Vice President and                                8                9
                                         General  Manager - Sun City
                                         Summerlin and Sun City
                                         MacDonald Ranch
C. T. Roach                   49      Senior Vice President and                                7               17
                                         General Manager - Sun City West
                                         and Sun City Grand
J. A. Spencer                 47      Senior Vice President and Chief                         11               17
                                         Financial Officer
J. D. Wilkins                 51      Senior Vice President and                                7                7
                                         General Manager - Sun City Hilton Head
L. W. Beckner                 49      Vice President, Information Services                 Less than        Less than
                                                                                           one year         one year
R. C. Jones                   51      Vice President and General Counsel                       4                4
D. V. Mickus                  50      Vice President, Treasurer and Secretary                 10               13
J. M. Murray                  42      Vice President and General Manager,                  Less than            7
                                         Sun City Roseville                                one year
D. E. Rau                     39      Vice President and Controller                           10               11
D. G. Schreiner               43      Vice President, Marketing                                3                5
M. L. Schuttenberg            53      Vice President, Human Resources                          3               10
R. R. Wagoner                 55      Vice President, Land Development                         2                4

- ------------------------------------------------------------------------------------------------------------------------

Mr. Dion has served as Chairman of the Board and Chief Executive Officer since November 1987.

Mr. Contadino has served as Executive Vice President, overseeing conventional homebuilding and community development operations, since May 1996. Prior to that time he served as Senior Vice President from January 1994 to May 1996 and as Vice President from November 1991 to January 1994. He became President of Coventry Homes in January 1991.

Mr. Hanneman has served as Executive Vice President, overseeing active adult community operations, since May 1996. Prior to that time he served as Senior Vice President from January 1994 to May 1996 and as Vice President from January 1989 to January 1994. From August 1987 to May 1996 he served as General Manager of Sun City Summerlin and, subsequently, Sun City MacDonald Ranch.

Mr. Gleason has served as Senior Vice President, Project Planning and Development, since January 1994. Prior to that time he served as Vice President, Project Planning and Development, from June 1993 to January 1994. He became a Vice President in January 1990.

Ms. Mariucci has served as Senior Vice President since May 1996. Prior to that time she served as a Vice President from June 1986 (when she began serving as Vice President, Corporate Planning and Development) to May 1996. She has served as General Manager of Terravita since December 1992.

Mr. Pankratz has served as General Manager of Sun City Summerlin and Sun City MacDonald Ranch since May 1996. Prior to that time he served as General Manager of Sun City Palm Desert from February 1990 to May 1996. Since September 1988 he has served as Senior Vice President.

Mr. Roach has served as Senior Vice President since January 1994. Prior to that time he served as Vice President from January 1989 to January 1994. Since August 1987 he has served as General Manager of Sun City West and, subsequently, Sun City Grand.

Mr. Spencer has served as Chief Financial Officer since April 1993. Since February 1991 he has served as Senior Vice President.

Mr. Wilkins has served as Senior Vice President and General Manager of Sun City Hilton Head since January 1994. Prior to that time he served as Vice President and General Manager of Sun City Tucson from July 1989 to January 1994.

Mr. Beckner has served as Vice President, Information Services, since November 1995. Prior to that time he was employed by AlliedSignal Corporation in Tempe, Arizona, where he held the position of Director, Strategic Alliances.

Mr. Jones has served as Vice President and General Counsel since January 1992. From March 1990 to November 1991 he was a partner with the law firm of Gaston & Snow.

Mr. Mickus has served as Vice President and Treasurer since November 1985 and as Secretary commencing in June 1991.

Mr. Murray has served as Vice President since September 1995. Since December 1992 he has served as General Manager of Sun City Roseville. Prior to that time he served in a financial management capacity for a subsidiary of the Company from July 1989 to December 1992.

Mr. Rau has served as Vice President and Controller since February 1991.

Mr. Schreiner has served as Vice President, Marketing, since December 1992. Prior to that time he served as Senior Vice President, Marketing and Operations, of Coventry Homes from October 1992 to December 1992 and Vice President, Marketing and Operations, of Coventry Homes from January 1991 to October 1992.

Ms. Schuttenberg has served as Vice President, Human Resources, since April 1993. Prior to that time she served as Director of Human Resources from March 1992 to April 1993 and as Director of Taxes from April 1989 to March 1992.

Mr. Wagoner has served as Vice President, Land Development, since January 1994. Prior to that time he served as Director of Land Development from January 1992 to January 1994. Prior to 1992 Mr. Wagoner was a principal and stockholder for 32 years at Collar, Williams and White Engineering in Phoenix, where he held various positions including President.

EMPLOYEES

At June 30, 1996 the Company had 2,300 employees. The Company currently has no unionized employees. The Company believes that its employee relations are generally satisfactory.

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

Item 4.       Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

The Company's common stock is listed on the New York Stock Exchange and Pacific Stock Exchange under the trading symbol (WBB). The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for the two fiscal years ended June 30, 1996.

                                                                        Sales Price
- ----------------------------------------------------------------------------------------------------------
                                                       Fiscal Year 1996              Fiscal Year 1995
- ----------------------------------------------------------------------------------------------------------
Quarter Ended                                          High        Low               High           Low
- ----------------------------------------------------------------------------------------------------------

September 30                                           25         17 3/4             17 3/8        13 5/8
December 31                                            21 1/2     17 3/8             17 5/8        14 1/4
March 31                                               20 3/4     16 1/4             20            17
June 30                                                20         16 3/8             23 5/8        16 5/8
- ----------------------------------------------------------------------------------------------------------

As of July 31, 1996 the number of shareholders of record of common stock of the Company was 3,200.

The Company has paid regular quarterly dividends of $.05 per share for each quarter in the last five fiscal years. The amount and timing of any future dividends is subject to the discretion of the Board of Directors. Among the factors which the Board of Directors may consider in determining the amount and timing of dividends are the earnings, cash needs and capital resources of the Company. In addition, the Company is party to a loan agreement and various indentures that contain covenants restricting the Company's ability to pay dividends and acquire its common stock. Under the most restrictive of these covenants, at June 30, 1996 $9.0 million of the Company's retained earnings were available for payment of cash dividends and for the acquisition by the Company of its common stock.

In August 1995 the Company publicly sold 2,474,900 shares of its common stock at a price to the public of $19.50 per share.

Item 6.       Selected Consolidated Financial Data
              (Not covered by report of independent auditors)

The following tables set forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 1996. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            Dollars In Thousands Except Per Share Data
                                                                        Year Ended June 30,
- -----------------------------------------------------------------------------------------------------------------
                                                      1996         1995         1994         1993        1992
- -----------------------------------------------------------------------------------------------------------------
Statement of operations information:
Revenues:
  Home sales - communities                        $   794,671  $   620,012  $   405,462  $   324,817  $   226,014
  Home sales - conventional homebuilding              217,158      144,469       79,992       44,456       27,097
  Land sales and other                                 38,904       38,638       24,607       21,313        7,761
- -----------------------------------------------------------------------------------------------------------------
  Total revenues                                  $ 1,050,733  $   803,119  $   510,061  $   390,586  $   260,872
=================================================================================================================
Earnings (loss):
  Continuing operations (1), (2)                  $    (7,751) $    28,491  $    17,021  $    16,863  $    14,068
  Total (3)                                       $    (7,751) $    28,491  $    17,021  $    24,511  $    17,107
=================================================================================================================
Net earnings (loss) per share:
  Continuing operations (1)                       $      (.44) $      1.87  $      1.13  $      1.05  $      1.09
  Total                                                  (.44)        1.87         1.13         1.53         1.33
=================================================================================================================
Cash dividends per share                          $       .20  $       .20  $       .20  $       .20  $       .20
=================================================================================================================

(1) In fiscal 1996, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community. Exclusive of the non-cash loss, the Company's net earnings for fiscal 1996 were $34.5 million, or $1.96 per share.

(2) Earnings (loss) from continuing operations for fiscal 1996, 1995, 1994 and 1993 reflect a higher income tax rate (a rate more closely approximating the statutory rate) than for fiscal 1992 as a result of the Company's adoption of SFAS No. 109 effective July 1, 1992.

(3) Total earnings for fiscal 1993 include a $12.8 million loss from discontinued operations (primarily additional loss provisions related to the Company's discontinued land development projects), a $0.5 million extraordinary gain from the extinguishment of debt on a discounted basis and a $20.0 million increase in net earnings as a result of a cumulative effect of an accounting change from the adoption of SFAS No. 109. Total earnings for fiscal 1992 include a $3.0 million extraordinary gain from the extinguishment of debt on a discounted basis.

Item 6.       Selected Consolidated Financial Data (Continued)
              (Not covered by report of independent auditors)

                                                                       Dollars In Thousands
                                                                       Year Ended June 30,
- -----------------------------------------------------------------------------------------------------------------
                                                      1996         1995        1994         1993         1992
- -----------------------------------------------------------------------------------------------------------------
Balance sheet information at year-end:
  Total assets                                    $ 1,024,795  $   925,050  $  758,424  $   555,586  $   442,051

  Notes payable and senior debt                       320,063      284,585     189,657      133,175      159,637
  Subordinated debt                                   194,614      206,673     206,019      108,688       12,622
                                                  -----------  -----------  ----------  -----------  -----------
  Total notes payable, senior and
    subordinated debt                                 514,677      491,258     395,676      241,863      172,259

  Shareholders' equity                            $   264,776  $   229,342  $  201,324  $   199,446  $   178,615

  Total notes payable, senior and
    subordinated debt divided by total
    notes payable, senior and subordinated
    debt and shareholders' equity                        66.0%        68.2%       66.3%        54.8%        49.1%
=================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto.

CERTAIN  CONSOLIDATED  FINANCIAL  AND  OPERATING  DATA
- ------------------------------------------------------

Set forth below is certain consolidated financial and operating data of the Company as of and for each of the three fiscal years ended June 30, 1996.

                                               Year Ended                    Change                  Change
                                                June 30,                  1996 vs 1995            1995 vs 1994
- -------------------------------------------------------------------   --------------------    --------------------
                                          1996       1995      1994    Amount      Percent     Amount      Percent
- -------------------------------------------------------------------   --------------------    --------------------
OPERATING DATA:
 Number of net new orders(1):
   Sun City West                           963        946     1,156            17     1.8%           (210)  (18.2%)
   Sun City Tucson                         160        310       357          (150)  (48.4%)           (47)  (13.2%)
   Sun Cities Las Vegas(2)               1,241        770       863           471    61.2%            (93)  (10.8%)
   Sun City Palm Desert                    216        267       315           (51)  (19.1%)           (48)  (15.2%)
   Sun City Roseville(3)                   537        515       349            22     4.3%            166    47.6%
   Sun City Hilton Head(3)                 349        149       N/A           200   134.2%            149      N/A
   Sun City Georgetown(3)                  491        122       N/A           369   302.5%            122      N/A
   Terravita(3)                            431        392       331            39     9.9%             61    18.4%
   Coventry Homes                        1,462      1,063       774           399    37.5%            289    37.3%
- -------------------------------------------------------------------   --------------------    --------------------
     Total                               5,850      4,534     4,145         1,316    29.0%            389     9.4%
===================================================================   ====================    ====================
 Number of home closings:
   Sun City West                           912      1,104     1,161          (192)  (17.4%)           (57)   (4.9%)
   Sun City Tucson                         264        444       342          (180)  (40.5%)           102    29.8%
   Sun Cities Las Vegas(2)               1,001        847       815           154    18.2%             32     3.9%
   Sun City Palm Desert                    251        282       278           (31)  (11.0%)             4     1.4%
   Sun City Roseville(3)                   731        293       N/A           438   149.5%            293      N/A
   Sun City Hilton Head(3)                 305        N/A       N/A           305      N/A            N/A      N/A
   Sun City Georgetown(3)                  235        N/A       N/A           235      N/A            N/A      N/A
   Terravita(3)                            425        425       N/A             -        -            425      N/A
   Coventry Homes                        1,407        921       587           486    52.8%            334    56.9%
- -------------------------------------------------------------------   --------------------    --------------------
      Total                              5,531      4,316     3,183         1,215    28.2%          1,133    35.6%
===================================================================   ====================    ====================
BACKLOG DATA:
 Homes under contract at June 30:
   Sun City West                           553        502       660            51    10.2%           (158)  (23.9%)
   Sun City Tucson                          45        149       283          (104)  (69.8%)          (134)  (47.3%)
   Sun Cities Las Vegas(2)                 642        402       479           240    59.7%            (77)  (16.1%)
   Sun City Palm Desert                    112        147       162           (35)  (23.8%)           (15)   (9.3%)
   Sun City Roseville(3)                   377        571       349          (194)  (34.0%)           222    63.6%
   Sun City Hilton Head(3)                 193        149       N/A            44    29.5%            149      N/A
   Sun City Georgetown(3)                  378        122       N/A           256   209.8%            122      N/A
   Terravita(3)                            304        298       331             6     2.0%            (33)  (10.0%)
   Coventry Homes                          595        540       398            55    10.2%            142    35.7%
- -------------------------------------------------------------------   --------------------    --------------------
      Total(4)                           3,199      2,880     2,662           319    11.1%            218     8.2%
===================================================================   ====================    ====================
Aggregate contract sales amount
  (dollars in millions)                   $617       $565      $471           $52     9.2%            $94    20.0%
Average contract sales amount
  per home (dollars in thousands)         $193       $196      $177           $(3)   (1.5%)           $19    10.7%
===================================================================   ====================    ====================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CERTAIN  CONSOLIDATED  FINANCIAL  AND  OPERATING  DATA  (Continued)
- -------------------------------------------------------------------

                                              Year Ended                       Change                Change
                                               June 30,                     1996 vs 1995          1995 vs 1994
- ----------------------------------------------------------------------  --------------------  --------------------
                                    1996         1995         1994       Amount    Percent      Amount   Percent
- ----------------------------------------------------------------------  --------------------  --------------------
AVERAGE REVENUE PER
  HOME CLOSING:
  Sun City West                 $    160,300 $    151,100 $    143,500  $   9,200       6.1%  $    7,600      5.3%
  Sun City Tucson                    170,600      164,400      159,700      6,200       3.8%       4,700      2.9%
  Sun Cities Las Vegas(2)            171,000      180,700      160,800     (9,700)     (5.4%)     19,900     12.4%
  Sun City Palm Desert               224,100      214,400      191,400      9,700       4.5%      23,000     12.0%
  Sun City Roseville(3)              217,800      201,100          N/A     16,700       8.3%         N/A       N/A
  Sun City Hilton Head(3)            159,200          N/A          N/A        N/A        N/A         N/A       N/A
  Sun City Georgetown(3)             181,500          N/A          N/A        N/A        N/A         N/A       N/A
  Terravita(3)                       295,600      253,700          N/A     41,900      16.5%         N/A       N/A
  Coventry Homes                     154,300      156,900      136,300     (2,600)     (1.7%)     20,600     15.1%
    Weighted average            $    182,900 $    177,100 $    152,500  $   5,800       3.3%  $   24,600     16.1%
======================================================================  ====================  ====================

OPERATING STATISTICS:
  Costs and expenses as a
     percentage of  revenues:
        Home construction, land and
           other                       76.9%        76.6%        75.7%       0.3%       0.4%        0.9%      1.2%
        Interest                        4.0%         3.9%         3.5%       0.1%       2.6%        0.4%     11.4%
        Selling, general and
           administrative              14.0%        14.1%        15.6%      (0.1%)     (0.7%)      (1.5%)    (9.6%)
  Ratio of home closings to homes
    under contract in backlog at
    beginning of year                 192.0%       162.1%       187.2%      29.9%      18.4%      (25.1%)   (13.4%)
======================================================================  ====================  ====================

(1)Net of cancellations.  The Company recognizes revenue at close of escrow.

(2)Includes Sun City Summerlin and Sun City MacDonald Ranch. The Company began taking new home sales orders at Sun City MacDonald Ranch in September 1995. Home closings began at Sun City MacDonald Ranch in January 1996.

(3)The Company began taking new home sales orders at Sun City Roseville in May 1994, at Sun City Hilton Head in November 1994, at Sun City Georgetown in June 1995 and at Terravita in November 1993. Home closings began at Sun City Roseville in February 1995, at Sun City Hilton Head in August 1995, at Sun City Georgetown in February 1996 and at Terravita in July 1994.

(4)A majority of the backlog at June 30, 1996 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the years ended June 30, 1996, 1995 and 1994, cancellations of home sales orders as a percentage of new home sales orders written during the year were
   17.2 percent, 18.3 percent and 15.6 percent, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS
- ---------------------

REVENUES. Home closings at Sun City Hilton Head and Sun City Georgetown accounted for $48.6 million and $42.7 million, respectively, of the increase in revenues to $1.05 billion for the fiscal year ended June 30, 1996 from $803.1 million for the fiscal year ended June 30, 1995. The Company had not yet begun delivering homes at these communities in fiscal 1995. Increased home closings at the Sun Cities Las Vegas (where home closings began at Sun City MacDonald Ranch in January 1996) and Sun City Roseville (where the Company had home closings for only a part of fiscal 1995) accounted for $27.8 million and $88.1 million, respectively, of the increase in revenues.

Decreased home closings at Sun City West (due to a lower backlog at the beginning of the year), Sun City Tucson (reflecting the approaching build-out of that community) and Sun City Palm Desert (see "Loss from Impairment of Southern California Real Estate Inventories") collectively resulted in a $65.2 million decrease in revenues. Increased home closings at Coventry Homes (which benefitted from increases in Phoenix, Tucson, Las Vegas and southern California operations) resulted in increased revenues of $76.3 million.

An increase in the average revenue per home closing (excluding the new communities of Sun City Hilton Head and Sun City Georgetown) resulted in a $29.1 million increase in revenues. This increase was primarily due to sales price increases previously implemented by the Company, increases in lot premiums at certain communities and changes in product mix.

Home closings at Terravita and Sun City Roseville accounted for $107.8 million and $58.9 million, respectively, of the increase in revenues to $803.1 million for fiscal 1995 compared to $510.1 million for the fiscal year ended June 30, 1994. The Company had not yet begun delivering homes at these communities in fiscal 1994. Increased home closings (due to a higher beginning backlog) at Sun City West, Sun City Tucson, Sun City Summerlin and Sun City Palm Desert collectively accounted for $14.0 million of the increase in revenues. Increased home closings at Coventry Homes accounted for $45.5 million of the increase in revenues. Coventry Homes' increased home closings were due both to an increase in Phoenix-area operations and to the expansion of operations in the Tucson and Las Vegas areas and southern California.

Increases in the average revenue per home closing at Sun City West, Sun City Tucson, Sun City Summerlin, Sun City Palm Desert and Coventry Homes collectively accounted for $52.8 million of the increase in revenues from fiscal 1994 to fiscal 1995. These increases in average revenues per home closing were partially due to sales price increases implemented by the Company and partially due to changes in product mix.

Land sales and other revenues were $14.0 million higher in fiscal 1995 than in fiscal 1994. Land sales are a normal part of the Company's master-planned community developments but occur irregularly, complicating period-to-period comparisons.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $808.0 million for fiscal 1996 compared to $614.8 million for fiscal 1995 was primarily due to the increase in home closings. As a percentage of revenues, these costs were 76.9 percent for fiscal 1996 compared to 76.6 percent for fiscal 1995, with the increase primarily attributable to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations.

The increase in home construction, land and other costs to $614.8 million in fiscal 1995 compared to $386.2 million in fiscal 1994 was primarily due to the increase in home closings. As a percentage of revenues, home construction, land and other costs increased to 76.6 percent for fiscal 1995 compared to 75.7 percent for fiscal 1994. This increase was the result of a variety of factors, including changes in the mix of contributions by various communities and Coventry Homes and decreased base housing margins at Sun City Tucson. Pricing strategies employed by the Company to facilitate the completion of Sun City Tucson resulted in the decrease in base housing margins at that community.

On a period-to-period basis, home construction, land and other costs as a percentage of revenues will vary due to, among other things, changes in product mix, differences between individual communities, lot premiums, upgrades and extras, price increases and changes in construction costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.0 percent for fiscal 1996 compared to 3.9 percent for fiscal 1995. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development, with respect to which land the Company does not allocate capitalized interest. As a result of the non-cash loss from impairment of southern California real estate inventories recognized by the Company in fiscal 1996 (see "Loss from Impairment of Southern California Real Estate Inventories"), management currently anticipates that in the future greater capitalized interest will be allocated to communities with more expected home closings than Sun City Palm Desert. If all other factors were constant, this would result in an increase in amortization of capitalized interest as a percentage of revenues in future periods.

Increased borrowings and higher interest rates resulted in an increase in the amortization of capitalized interest to 3.9 percent of revenues for fiscal 1995 compared to 3.5 percent of revenues for fiscal 1994.

Because the Company capitalizes interest and amortizes capitalized interest as home closings occur over the lives of its projects and the Company has several communities at which closings just began in fiscal 1996, a significant portion of the reduction in interest costs resulting from the use of proceeds of the August 1995 public offering of 2,474,900 shares of common stock to repay indebtedness was not reflected in reported earnings for the Company's fiscal year ended June 30, 1996 and some portion will not be reflected in the 1997 fiscal year. See "Liquidity and Financial Condition of the Company."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Of the increase in total selling, general and administrative expenses to $147.3 million for fiscal 1996 from $113.2 million for fiscal 1995, $12.7 million was attributable to higher sales and marketing expenses, $6.5 million was due to increased commissions on the increased revenues and $7.7 million resulted from the recognition of expenses at Sun City Roseville, Sun City Hilton Head, Sun City MacDonald Ranch and Sun City Georgetown in fiscal 1996 (which were capitalized prior to the commencement of home closings, which for each of these communities included part or all of fiscal 1995). The balance of the increase was due to a variety of general and administrative expenses.

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

LOSS FROM IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES. In fiscal 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. (For a brief description of SFAS No. 121, see Note 1 to the Consolidated Financial Statements.) In connection with its adoption of SFAS No. 121, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community. Exclusive of the non-cash loss, the Company's net earnings for fiscal 1996 were $34.5 million, or $1.96 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the first six months of fiscal 1996, net new orders at Sun City Palm Desert were substantially below both the comparable period of the prior fiscal year and the Company's expectations. Although the Company was encouraged by net new orders significantly greater in the first 45 days of the third quarter of fiscal 1996 than in the comparable period in the prior fiscal year, a lower than anticipated level of net new orders was expected in the remainder of fiscal 1996 and net new orders for all of fiscal 1996 were anticipated to be lower than in prior fiscal years. Additionally, a national home builder is developing an active adult community near Sun City Palm Desert which will cause additional competitive pressures at that community. Based on these and other factors, the Company reduced its estimate with respect to net new orders and closings in the fiscal years ending June 30,1997 and beyond to below the levels achieved in the three fiscal years ended June 30, 1995. This resulted in expected future net cash flows (undiscounted and without interest charges) at Sun City Palm Desert being less than the book value of the asset. As required by SFAS No. 121, the Company therefore recorded in fiscal 1996 a non-cash loss from impairment of southern California real estate inventories to reflect Sun City Palm Desert at its estimated fair value. Fair value was estimated based upon an evaluation of comparable market prices and discounted expected future cash flows.

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

INCOME TAXES. The change in income tax expense to a $4.2 million benefit for fiscal 1996 as compared to a $15.3 million expense for fiscal 1995 was due to the change in earnings (loss) before income taxes. The increase in income tax expense to $15.3 million in fiscal 1995 as compared to $9.2 million in fiscal 1994 was due to the increase in earnings before income taxes. The effective tax rate in all three years was 35 percent.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders increased 29.0 percent in fiscal 1996 as compared to fiscal 1995. This increase was largely attributable to new sales orders at Sun City Georgetown (at which the Company began taking new sales orders in June 1995) and substantial increases for Coventry Homes (due to increases in Phoenix, Tucson, Las Vegas and southern California operations) and Sun City Hilton Head (at which new orders were negatively impacted in fiscal 1995 by adverse weather conditions).

Net new orders at Sun City Tucson decreased 48.4 percent in fiscal 1996 compared to fiscal 1995, reflecting the approaching build-out of that community. Net new orders at the Sun Cities Las Vegas increased 61.2 percent, primarily as a result of the commencement of new order activity at Sun City MacDonald Ranch in September 1995.

At Sun City Palm Desert, net new orders decreased 19.1 percent in fiscal 1996 compared to fiscal 1995. Management continues to be concerned by adverse conditions in the southern California economy and real estate market. Future net new order activity at Sun City Palm Desert will be affected by various factors, including the condition of the southern California economy and real estate market and competition. See "Loss from Impairment of Southern California Real Estate Inventories."

The number of homes under contract at June 30, 1996 was 11.1 percent higher than at June 30, 1995. This increase was primarily attributable to new sales orders at Sun City Georgetown and Sun City MacDonald Ranch, partially offset by the decreased net new order activity at Sun City Tucson and a reduction in the number of homes under contract at Sun City Roseville as a result of home closings at that community.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net new orders increased 9.4 percent in fiscal 1995 compared to fiscal 1994. This increase was attributable to new sales orders at Sun City Roseville, Sun City Hilton Head, Sun City Georgetown and the expansion of Coventry Homes' conventional subdivision homebuilding operations. The Company did not have a full year of sales activity at Sun City Roseville in fiscal 1994 and began home sales activity at Sun City Hilton Head and Sun City Georgetown in fiscal 1995. At the more mature communities of Sun City West, Sun City Summerlin, Sun City Tucson and Sun City Palm Desert, net new orders decreased by 14.8 percent, due primarily to exceptionally high new order activity at Sun City West and Sun City Summerlin in the prior year, the winding down of new order activity at Sun City Tucson as build-out of that community approaches and the effect on Sun City Palm Desert of continued adverse conditions in the southern California economy.

The number of homes in backlog at June 30, 1995 was 8.2 percent higher than at June 30, 1994. This increase was primarily attributable to the inclusion of homes under contract at Sun City Hilton Head and Sun City Georgetown and increases in backlog at Sun City Roseville and Coventry Homes, partially offset by declines in homes under contract at the Company's more mature communities.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY
- ------------------------------------------------

At June 30, 1996 the Company had $18.3 million of cash and short-term investments, $190.0 million outstanding under its $300 million senior unsecured revolving credit facility and $3.0 million outstanding under its $15 million of short-term lines of credit.

In August 1995 the Company publicly sold 2,474,900 shares of its common stock. The net proceeds of $45.3 million were used to repay a portion of the indebtedness then outstanding under the Company's then $300 million senior unsecured revolving credit facility. The Company has reborrowed and will continue to reborrow under the senior unsecured revolving credit agreement from time to time as necessary to fund development of existing and new projects and for other general corporate purposes.

Management believes that the Company's current borrowing capacity, when combined with existing cash and short-term investments and currently anticipated cash flows from the Company's operations will provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for the next 12 months. Given the Company's current capital resources, operating requirements reflect limitations on some of the projects and activities that the Company might otherwise desire to undertake. In July 1996 the senior unsecured revolving credit facility was amended to increase the amount of the facility to $350 million. This amendment will provide greater flexibility in the nature and timing of future development expenditures.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During fiscal 1996 the Company generated $291.4 million of net cash from community sales activities, used $169.1 million of cash for land and lot and amenity development at operating communities, paid $92.7 million for costs related to communities in the pre-operating stage, generated $8.6 million of net cash from conventional homebuilding operations and used $83.4 million of cash for other operating activities. The resulting $45.2 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues) was funded mainly through borrowings under the Company's senior unsecured revolving credit facility and proceeds from the sale of common stock.

At June 30, 1996, under the most restrictive of the covenants in the Company's debt agreements, $9.0 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

IMPACT OF INFLATION
- -------------------

Operations of the Company can be impacted by inflation. Home and land sales prices can increase, but inflation can also cause increases in interest costs and the costs of land, raw materials and contract labor. Unless such increased costs are recovered through higher sales prices, operating margins will decrease. High mortgage interest rates may also make it more difficult for the Company's potential customers to sell their existing homes in order to move to one of the Company's communities or to finance the purchases of their new homes.

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

                                     PART IV

Item 14.          Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K

(a)      1. and 2.         The response to this  portion of Item 14 is submitted
                           as a separate section of this report beginning on page 24.

         3.                Exhibits

                           The Exhibit Index attached to this Report is hereby incorporated by reference.

(b) In the quarter ended June 30, 1996 the Company filed a report on Form 8-K dated April 24, 1996 stating that, in connection with its adoption of SFAS No. 121, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to do so, in Phoenix, Arizona on the 22nd day of August, 1996.

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

   Signature                                Title                                            Date
- -------------------------------------------------------------------------------------------------------------------

/s/ Philip J. Dion                      Chairman and Chief Executive Officer                 August 22, 1996
- ------------------------------------    (Principal Executive Officer)
   (Philip J. Dion)

/s/ John A. Spencer                     Senior Vice President and Chief                      August 22, 1996
- ------------------------------------    Financial Officer
   (John A. Spencer)                    (Principal Financial Officer)


/s/ David E. Rau                        Vice President and Controller                        August 22, 1996
- ------------------------------------    (Principal Accounting Officer)
   (David E. Rau)

/s/ D. Kent Anderson                    Director                                             August 22, 1996
- ------------------------------------
   (D. Kent Anderson)

/s/ Robert Bennett                      Director                                             August 22, 1996
- ------------------------------------
   (Robert Bennett)

/s/ Hugh F. Culverhouse, Jr.            Director                                             August 29, 1996
- ------------------------------------
   (Hugh F. Culverhouse, Jr.)

/s/ Kenny C. Guinn                      Director                                             August 22, 1996
- ------------------------------------
   (Kenny C. Guinn)

/s/ J. Russell Nelson                   Director                                             August 22, 1996
- ------------------------------------
   (J. Russell Nelson)

/s/ Peter A. Nelson                     Director                                             August 22, 1996
- ------------------------------------
   (Peter A. Nelson)

/s/ Michael E. Rossi                    Director                                             August 22, 1996
- ------------------------------------
   (Michael E. Rossi)

/s/ C. Anthony Wainwright               Director                                             August 30, 1996
- ------------------------------------
   (C. Anthony Wainwright)

/s/ Sam Yellen                          Director                                             August 22, 1996
- ------------------------------------
   (Sam Yellen)

                              DEL WEBB CORPORATION
                                    FORM 10-K
                         Item 8, Item 14(a) (1) and (2)
             Index of Consolidated Financial Statements and Schedule


The following financial statements required to be included in Item 8 and other disclosures by the Registrant are listed below:

                                                                                                              PAGE
Management's Report........................................................................................... 25

Independent Auditors' Report.................................................................................. 26

Consolidated Financial Statements:

            Balance Sheets as of June 30, 1996 and 1995....................................................... 27

            Statements of Operations for each of the years in the three-year period ended June 30, 1996...................................................................... 28

            Statements of Shareholders' Equity for each of the years in the three-year period ended June 30, 1996........................................................... 29

            Statements of Cash Flows for each of the years in the three-year period ended June 30, 1996...................................................................... 30

            Notes to Consolidated Financial Statements........................................................ 32

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


The  following   financial   statement   schedule  of  the  Registrant  and  its
subsidiaries is included in Item 14(a) (2):

                                                                                                              PAGE
Consolidated Financial Statement Schedule:

        II  Valuation and Qualifying Accounts for each of the years in the three-year period ended June 30, 1996............................................................. 45

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

The Company assessed its internal control system as of June 30, 1996 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of June 30, 1996, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.


/s/ Philip J. Dion
- ------------------------------------
Philip J. Dion
Chairman and Chief Executive Officer


/s/ John A. Spencer
- ------------------------------------
John A. Spencer
Senior Vice President and Chief Financial Officer

June 30, 1996

                          Independent Auditors' Report
                          ----------------------------




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Webb Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, in fiscal 1996 the Company changed its method of accounting for impairment of long-lived assets in accordance with the adoption of Statement of Financial Accounting Standards No. 121.


                                                KPMG Peat Marwick LLP
Phoenix, Arizona
August 16, 1996

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1996 and 1995

                                                                                         In Thousands
- -------------------------------------------------------------------------------------------------------------
                                                                                      1996           1995
- -------------------------------------------------------------------------------------------------------------
                                     Assets
- -------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 5 and 11)                                      $      899,815  $    828,752
Cash and short-term investments                                                          18,340        18,900
Receivables (Note 3)                                                                     25,162        21,995
Property and equipment, net (Note 4)                                                     27,599        29,326
Deferred income taxes (Note 6)                                                           12,612             -
Other assets                                                                             41,267        26,077
- -------------------------------------------------------------------------------------------------------------
                                                                                 $    1,024,795  $    925,050
=============================================================================================================

                      Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------------------------------------------
Notes payable, senior and subordinated debt (Note 5)                             $      514,677  $    491,258
Contractor and trade accounts payable                                                    82,918        76,421
Accrued liabilities and other payables                                                   68,920        52,046
Home sale deposits                                                                       88,304        66,887
Income taxes payable (Note 6)                                                             5,200         3,899
Deferred income taxes (Note 6)                                                                -         5,197
- -------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 760,019       695,708
- -------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock, $.001 par value.  Authorized 30,000,000
    shares; issued 17,541,772 shares and 15,798,649 shares
    at June 30, 1996 and 1995, respectively (Notes 7 and 8)                                  18            16
  Additional paid-in capital (Note 7)                                                   158,262       121,059
  Retained earnings (Note 5)                                                            111,033       122,153
- -------------------------------------------------------------------------------------------------------------
                                                                                        269,313       243,228

  Less cost of common stock in treasury, 3,751 shares and
    877,728 shares at June 30, 1996 and 1995, respectively (Note 7)                         (70)      (11,058)
  Less deferred compensation (Note 8)                                                    (4,467)       (2,828)
- -------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                        264,776       229,342
- -------------------------------------------------------------------------------------------------------------
                                                                                 $    1,024,795  $    925,050
=============================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1996, 1995 and 1994

                                                                                        In Thousands
                                                                                    Except Per Share Data
- --------------------------------------------------------------------------------------------------------------------
                                                                             1996           1995           1994
- --------------------------------------------------------------------------------------------------------------------
Revenues (Note 10)                                                      $   1,050,733  $      803,119  $     510,061
- --------------------------------------------------------------------------------------------------------------------

Costs and expenses (Note 10):
    Home construction, land and other                                         807,988         614,847        386,199
    Interest (Note 11)                                                         42,354          31,205         18,003
    Selling, general and administrative                                       147,315         113,235         79,673
    Loss from impairment of southern California real estate
      inventories (Notes 11 and 12)                                            65,000               -              -
- --------------------------------------------------------------------------------------------------------------------
                                                                            1,062,657         759,287        483,875
- --------------------------------------------------------------------------------------------------------------------

           Earnings (loss) before income taxes                                (11,924)         43,832         26,186
Income taxes (Note 6)                                                           4,173         (15,341)        (9,165)
- --------------------------------------------------------------------------------------------------------------------
           Net earnings (loss)                                          $      (7,751) $       28,491  $      17,021
====================================================================================================================

Weighted average shares outstanding                                            17,425          15,209         15,036
====================================================================================================================

Net earnings (loss) per share                                           $       (0.44)  $        1.87  $        1.13
====================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended June 30, 1996, 1995 and 1994

                                                                                In Thousands
- -------------------------------------------------------------------------------------------------------------------------------
                                                                Additional                                           Total
                                                    Common       Paid-In      Retained    Treasury    Deferred    Shareholders'
                                                     Stock       Capital      Earnings     Stock    Compensation     Equity
- -------------------------------------------------------------------------------------------------------------------------------
Balances at July 1, 1993                          $  113,289  $      8,019  $    82,591 $  (2,596) $    (1,857) $     199,446

Shares issued and retired for stock option and
restricted stock plans (123,167 shares of
treasury stock issued and 23,453 shares of
common stock retired), net of amortization              (345)          314            -     1,322         (126)         1,165

Treasury stock acquired, 1,046,751 shares                  -             -            -   (13,326)           -        (13,326)

Cash dividends ($ .20 per share)                           -             -       (2,982)        -            -         (2,982)

Net earnings                                               -             -       17,021         -            -         17,021
- -------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1994                            112,944         8,333       96,630   (14,600)      (1,983)       201,324

Shares issued and retired for stock option,
restricted stock and retirement savings plans
(254,781 shares of treasury stock issued and
30,291 shares of common stock retired), net
of amortization                                         (202)            -            -     3,550         (845)         2,503

Treasury stock acquired, 444 shares                        -             -            -        (8)           -             (8)

Change from common stock without par value
to $.001 par value common stock (Note 7)            (112,726)      112,726            -         -            -              -

Cash dividends ($ .20 per share)                           -             -       (2,968)        -            -         (2,968)

Net earnings                                               -             -       28,491         -            -         28,491
- -------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1995                                 16       121,059      122,153   (11,058)      (2,828)       229,342

Shares issued and retired for stock option and
restricted stock plans (178,463 shares of
common stock issued, 2,200 shares net
increase in treasury stock and 32,512 shares
of common stock retired), net of amortization                        2,992            -       (39)      (1,639)         1,314

Proceeds from sale of 1,597,172 shares of
common stock and 877,728 shares of
treasury stock, less offering costs of $3.0
million (Note 7)                                           2        34,211            -    11,058            -         45,271

Treasury stock acquired, 1,551 shares                      -             -            -       (31)           -            (31)

Cash dividends ($ .20 per share)                           -             -       (3,369)        -            -         (3,369)

Net loss                                                   -             -       (7,751)        -            -         (7,751)
- -------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1996                         $       18  $    158,262  $   111,033 $     (70) $    (4,467) $     264,776
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1996, 1995 and 1994
                                 (In Thousands)

                                                                                1996          1995         1994
- ------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers related to community home sales              $   792,835  $    588,526  $   415,090
  Cash received from commercial land sales                                        7,880         1,599        3,730
  Cash paid for costs related to community home construction                   (509,315)     (377,735)    (275,079)
- ------------------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                             291,400       212,390      143,741
  Cash paid for land acquisitions at operating communities                       (8,351)       (8,046)      (5,212)
  Cash paid for lot development at operating communities                        (96,863)      (62,612)     (46,921)
  Cash paid for amenity development at operating communities                    (63,853)      (29,683)     (34,292)
- ------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                  122,333       112,049       57,316

  Cash paid for costs related to communities in the pre-operating
      stage                                                                     (92,668)      (98,183)    (101,469)
  Cash received from customers related to conventional
      homebuilding                                                              222,513       146,210       79,282
  Cash paid for land, development, construction and other costs
      related to conventional homebuilding                                     (213,959)     (152,696)    (102,726)
  Cash received from residential land development project                         8,834        10,309        3,143
  Cash paid for corporate activities                                            (34,280)      (29,402)     (24,432)
  Interest paid                                                                 (47,444)      (44,104)     (27,258)
  Cash received (paid) for income taxes                                         (10,501)       (1,796)         759
- ------------------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                      (45,172)      (57,613)    (115,385)
- ------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                            (6,715)      (13,256)     (13,380)
  Investments in life insurance policies                                         (3,554)       (1,594)      (2,511)
- ------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                      (10,269)      (14,850)     (15,891)
- ------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings                                                                    305,122       766,968      315,922
  Repayments of debt                                                           (292,260)     (679,985)    (195,706)
  Proceeds from sale of common stock                                             45,271             -            -
  Purchases of treasury stock                                                       (31)           (8)     (13,326)
  Proceeds from exercise of common stock options                                    148           882          164
  Dividends paid                                                                 (3,369)       (2,968)      (2,982)
- ------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                    54,881        84,889      104,072
- ------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and short-term investments                         (560)       12,426      (27,204)
Cash and short-term investments at beginning of year                             18,900         6,474       33,678
- ------------------------------------------------------------------------------------------------------------------

Cash and short-term investments at end of year                              $    18,340  $     18,900  $     6,474
==================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    Years ended June 30, 1996, 1995 and 1994
                                 (In Thousands)

                                                                               1996           1995         1994
- ------------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings (loss) to net cash used for operating activities:
   Net earnings (loss)                                                     $     (7,751)  $    28,491  $    17,021
   Allocation of non-cash common costs to costs and expenses,
         excluding interest                                                     247,734       188,081      110,478
   Amortization of capitalized interest in costs and expenses                    42,354        31,205       18,003
   Deferred compensation amortization                                             1,804         1,598        1,330
   Depreciation and other amortization                                            8,740         5,243        3,698
   Deferred income taxes                                                        (17,810)       16,801        9,061
   Non-cash loss from impairment of southern California real estate
          inventories                                                            65,000             -            -
   Net increase in home construction costs                                      (35,445)      (42,566)     (34,192)
   Land acquisitions                                                            (37,176)      (39,332)     (81,788)
   Lot development                                                             (190,959)     (154,864)     (89,983)
   Amenity development                                                         (103,086)      (78,785)     (62,621)
   Pre-acquisition costs                                                         (8,732)       (2,770)      (5,228)
   Net change in other assets and liabilities                                    (9,845)      (10,715)      (1,164)
- ------------------------------------------------------------------------------------------------------------------
      Net cash used for operating activities                               $    (45,172)  $   (57,613)  $ (115,385)
==================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996, 1995 and 1994


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Del Webb Corporation and its Subsidiaries ("Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

         Operations
         ----------

         The Company's operations include its communities, conventional homebuilding operations and residential land development project. The Company's communities are large-scale, master-planned residential communities at which the Company controls all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is the exclusive builder of homes. The Company's conventional homebuilding operations encompass the construction and sale of homes in subdivisions. The Company's residential land development project is being completed and includes the sale of individual land parcels and lots to other builders and developers for conventional housing and related commercial development.

         The Company's operations are subject to a number of risks and uncertainties, including, but not limited to, risks associated with the development of future and newer communities (including development in new geographic areas), competition, the real estate markets and general economic conditions of the areas in which the Company competes, the availability and cost of financing, fluctuations in interest rates, fluctuations in labor and raw material costs, governmental regulation, environmental considerations, period-to-period fluctuations during the long-term operations of the Company's communities, the geographic concentration of the Company's operations and certain natural risks that exist in some of the Company's market areas.

         Real Estate Inventories
         -----------------------

         Real estate inventories include undeveloped land, partially improved land, amenities and homes on finished lots, in various stages of completion. These assets include direct construction costs for homes and common costs. Common costs include land, general and subdivision land development costs, model and vacation home costs in excess of normal direct construction costs, costs of community sales centers, costs of assets (such as golf courses and recreation centers)
         contributed to certain of the community associations, costs of subsidizing the community associations, other costs (such as property taxes and pre-operating costs) and development period interest, all of which are capitalized. The capitalized costs and estimated future common costs are allocated, on a community by community basis, to residential and commercial lots based upon the estimated relative sales value that each lot has to the estimated aggregate sales value of all lots in the community. Home construction, land and other costs and expenses includes the direct construction costs of the home and an allocation of common costs. Sales commissions, advertising and other marketing expenses are included in selling, general and administrative expenses. The Company recognizes revenue at close of escrow.

         The Company values its real estate inventories in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was issued by the Financial Accounting Standards Board in March 1995 and which the Company adopted in fiscal 1996. In accordance with SFAS No. 121, prior period financial statements have not been restated to reflect the change in accounting principle.

         SFAS No. 121 requires that long-lived assets, such as real estate inventories, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value, as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like active adult communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimate of annual home closings over the life of the community, which involves numerous assumptions and judgements as to future events over a period of many years. In connection with its adoption of SFAS No. 121, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community (see Note
         12).

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

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations as an adjustment to the effective income tax rate in the period that includes the enactment date.

         Earnings (Loss) Per Share
         -------------------------

         Earnings (loss) per share is determined by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares of 382,000 and 219,000 included in the computation of earnings per share for fiscal 1995 and 1994, respectively, represent the effect of stock options.

         Consolidated Statements of Cash Flows
         -------------------------------------

         In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings. Communities in the pre-operating stage are those not yet generating revenues from home closings.

         Warranty Costs
         --------------

         Estimated future warranty costs are charged to home construction, land and other costs and expenses when the revenues from home closings are recognized.

         Financial Instruments
         ---------------------

         In the normal course of business, the Company may invest in various financial assets and incurs various financial liabilities. The Company does not trade in derivative financial instruments, although it occasionally enters into agreements involving derivative financial instruments for purposes other than trading. At June 30, 1996 the Company had no derivative financial instruments.

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

         The fair values of the Company's publicly held debt are estimated based on the quoted bid prices for these debt instruments on June 30, 1996. The carrying amounts of the Company's remaining debt approximate the estimated fair values because they are at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities. For all other financial instruments, the carrying amounts approximate the fair values because of the short maturity of these instruments and in some cases because they bear interest at market rates.

         Use of Estimates
         ----------------

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, particularly those previously discussed for real estate inventories, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

(2)      REAL ESTATE INVENTORIES

         The components of real estate inventories are as follows:

                                                                                             In Thousands
                                                                                              at June 30,
         ---------------------------------------------------------------------------------------------------------
                                                                                         1996            1995
         ---------------------------------------------------------------------------------------------------------
         Home construction costs                                                    $      177,800  $      142,355
         Unamortized improvement and amenity costs                                         439,679         356,457
         Unamortized capitalized interest                                                   43,661          55,793
         Land held for housing                                                             168,530         220,297
         Land held for future development or sale                                           70,145          53,850
         ---------------------------------------------------------------------------------------------------------
                                                                                    $      899,815  $      828,752
         =========================================================================================================

         At June 30, 1996, the Company had 252 completed homes and 480 homes under construction that were not subject to a sales contract. These homes represented $20.1 million and $15.0 million, respectively, of home construction costs at June 30, 1996. At June 30, 1995 the Company had 366 completed homes and 388 homes under construction (representing $26.3 million and $10.3 million, respectively, of home construction costs) that were not subject to a sales contract.

         Included in land held for future development or sale at June 30, 1996 were 385 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land held for future development or sale at June 30, 1996 were 294 acres of residential land and commercial land at the Company's residential land development project.

(3)      RECEIVABLES

         Receivables are summarized as follows:

                                                                                            In Thousands
                                                                                             at June 30,
         ----------------------------------------------------------------------------------------------------------
                                                                                       1996              1995
         ----------------------------------------------------------------------------------------------------------
         Escrow funds from home sales                                            $          7,479  $          7,089
         Note from sale of commercial building                                              2,603             2,665
         Mortgages held for sale                                                            9,073             3,617
         Notes from sales of land                                                           1,944             1,708
         Other                                                                              4,063             6,916
         ----------------------------------------------------------------------------------------------------------
                                                                                 $         25,162  $         21,995
         ==========================================================================================================

(4)      PROPERTY AND EQUIPMENT, NET


         Property and equipment, stated at cost, and related accumulated depreciation are summarized as follows:

                                                                                            In Thousands
                                                                                             at June 30,
         ----------------------------------------------------------------------------------------------------------
                                                                                       1996              1995
         ----------------------------------------------------------------------------------------------------------
         Buildings and improvements                                              $          9,120  $          9,422
         Equipment                                                                         39,133            35,267
         Land and improvements                                                              2,839             2,839
         ----------------------------------------------------------------------------------------------------------
                                                                                           51,092            47,528
         Less accumulated depreciation                                                     23,493            18,202
         ----------------------------------------------------------------------------------------------------------
                                                                                 $         27,599  $         29,326
         ==========================================================================================================

(5)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

         Notes payable, senior and subordinated debt consists of the following:

                                                                                             In Thousands
                                                                                              at June 30,
         ----------------------------------------------------------------------------------------------------------
                                                                                       1996             1995
         ----------------------------------------------------------------------------------------------------------
         10 7/8% Senior Notes, net                                               $         97,475  $         96,787
         9 3/4% Senior Subordinated Debentures, net                                        97,259            96,847
         9% Senior Subordinated Debentures, net                                            97,355            97,081
         Subordinated Swiss Franc Bonds, net                                                    -            12,745

         Notes payable to banks under a revolving credit facility and short-
             term lines of credit                                                         193,000           160,200

         Real estate and other notes, variable interest rates from prime to prime plus 1% and fixed rates from 9.0% to 10.2%, interest
             payable quarterly, maturities to 2004                                         29,588            27,598
         ----------------------------------------------------------------------------------------------------------
                                                                                 $        514,677  $        491,258
         ==========================================================================================================

         In April 1992 the Company completed a public offering of $100 million of Senior Notes, which are shown net of unamortized deferred financing costs and discount. The Notes are due on March 31, 2000 and have a stated interest rate of 10 7/8 percent per year. Interest is payable semi-annually on March 31 and September 30. The annual effective interest rate of the Notes, after giving effect to the amortization of deferred financing costs and discount, is 11.6 percent. The Notes may be redeemed by the Company after March 31, 1997 at 100 percent of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date.

         In March 1993 the Company completed a public offering of $100 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs and discount. These Debentures are due on March 1, 2003 and have a stated interest rate of 9 3/4 percent per year. Interest is payable semi-annually on March 1 and September 1. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs and discount, is 10.2 percent. The Debentures may be redeemed by the Company on or after March 1, 1998, 1999 and 2000 at 104.875 percent, 102.4375 percent and
         100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

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

         In February 1986 the Company issued 50 million Subordinated Swiss Franc Bonds ($24 million) outside of the United States and simultaneously entered into a currency exchange agreement. In February 1996 the then remaining Bonds matured and were paid. The related currency exchange agreement was fully performed and expired in February 1996.

         The Company also had an interest rate swap agreement which called for an interest rate conversion from a variable rate to a fixed rate on a notional amount of $20 million. This agreement expired in February 1996. As a result of this agreement, the Company incurred net interest of $0.6 million, $1.0 million and $1.4 million for the fiscal years ended June 30, 1996, 1995, and 1994, respectively.

(5)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT (Continued)

         In March 1994 the Company established a $125 million senior unsecured revolving credit facility. The facility was amended to increase the amount of the facility to $175 million in November 1994, $300 million in June 1995 and $350 million in July 1996. If the revolving credit facility is not subsequently amended, its capacity will begin declining in June 1998 through its maturity in December 2000. Borrowings under this facility bear interest at the prime rate or, if the Company selects, at the Eurodollar rate plus 1.95 percent. The effective interest rate on borrowings outstanding under the senior unsecured revolving credit facility at June 30, 1996 is 7.5 percent.

         The senior unsecured revolving credit facility and the indentures for the Company's publicly-held debt contain covenants which, taken together and among other things, limit investments in unentitled land and unsold homes under construction, conventional homebuilding assets, dividends, stock repurchases, incurrence of indebtedness and certain acquisitions and which could, depending on the circumstances, affect the Company's ability to borrow in the future.

         At June 30, 1996 the Company had $190.0 million outstanding under its $300 million senior unsecured revolving credit facility and $3.0 million outstanding under its $15 million of short-term lines of credit.

         At June 30, 1996, under the most restrictive of the covenants in the Company's debt agreements, $9.0 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

         The estimated fair values at June 30, 1996 of the Company's Senior Notes, 9 3/4% Senior Subordinated Debentures and 9% Senior Subordinated Debentures were $101.5 million, $100.0 million and $92.5 million, respectively.

         The principal payment requirements (in thousands) on debt for the next five years ended June 30 are as follows:


                                 1997      $      23,219
                                 1998      $       2,870
                                 1999      $      76,825
                                 2000      $     174,351
                                 2001      $      38,962


(6)      INCOME TAXES

         Components of Income Taxes
         --------------------------

         The components of income taxes are:

                                                                                      In Thousands
                                                                                   Year Ended June 30,
         ----------------------------------------------------------------------------------------------------------
                                                                          1996            1995            1994
         ----------------------------------------------------------------------------------------------------------
         Current:
           Federal                                                   $       11,333  $       (3,336)  $          49
           State                                                              2,304           1,876              55
         ----------------------------------------------------------------------------------------------------------
                                                                             13,637          (1,460)            104
         ----------------------------------------------------------------------------------------------------------
         Deferred:
           Federal                                                          (15,084)         15,953           7,364
           State                                                             (2,726)            848           1,697
         ----------------------------------------------------------------------------------------------------------
                                                                            (17,810)         16,801           9,061
         ----------------------------------------------------------------------------------------------------------
                   Income tax expense (benefit)                      $       (4,173)  $      15,341  $        9,165
         ==========================================================================================================

         Components of Deferred Income Taxes
         -----------------------------------

         The components of deferred income taxes are as follows:

                                                                                               In Thousands
                                                                                   Year Ended June 30,
         ----------------------------------------------------------------------------------------------------------
                                                                          1996            1995            1994
         ----------------------------------------------------------------------------------------------------------
         Change in net operating loss carryforwards                  $         (201)  $      15,164  $       (2,197)
         Change in loss provisions for discontinued
           operations                                                         1,854           3,556          (2,260)
         Change in basis differences of real estate                         (18,214)          9,721          18,076
         Deferred compensation                                               (1,087)           (237)         (1,356)
         Amortization of short period loss                                      486              76             262
         Accelerated depreciation                                             4,245          (6,037)         (2,973)
         Change in deferred tax asset valuation allowance                         -          (2,744)         (1,115)
         Other                                                               (4,893)         (2,698)            624
         ----------------------------------------------------------------------------------------------------------
                  Deferred income tax expense (benefit)              $      (17,810)  $      16,801  $        9,061
         ==========================================================================================================

         The deferred income tax benefit for fiscal 1996, and the related deferred tax asset at June 30, 1996, resulted from the non-cash loss from impairment of southern California real estate inventories recognized by the Company in fiscal 1996 (see Note 12).

         Included in deferred income taxes for fiscal 1995 and 1994 are reductions in the deferred tax asset valuation allowance of $2.7 million and $1.1 million, respectively. These reductions resulted from additional years of operating earnings generated by the Company, which increased the portion of the gross deferred tax asset that the Company believed would more likely than not be realized.

         Deferred Tax Assets and Liabilities
         -----------------------------------

         Deferred  tax  assets  and  liabilities  have  been  recognized  in the
         consolidated   balance   sheets  due  to   temporary   difference   and
         carryforwards as follows:

                                                                                           In Thousands
                                                                                            at June 30,
         ---------------------------------------------------------------------------------------------------------
                                                                                      1996               1995
         ---------------------------------------------------------------------------------------------------------
         Deferred tax assets:
            Net operating loss carryforwards                                  $              201  $              -
            Tax credit carryforwards                                                       3,051             4,649
            Liabilities of discontinued operations,
              principally due to loss provisions                                           7,579             9,433
            Property and equipment, principally due
              to differences in depreciation                                               7,224            11,469
            State income taxes                                                             2,886             2,948
            Amortization of short period loss                                                  -               486
            Deferred compensation                                                          5,374             4,287
            Other loss provisions                                                          8,903             4,519
            Other                                                                            766               966
         ---------------------------------------------------------------------------------------------------------
                                                                                          35,984            38,757
            Valuation allowance                                                            3,862             3,862
         ---------------------------------------------------------------------------------------------------------
                                                                                          32,122            34,895
         ---------------------------------------------------------------------------------------------------------
         Deferred tax liabilities:
            Real estate, principally due to basis differences                             18,285            36,499
            Other                                                                          1,225             3,593
         ---------------------------------------------------------------------------------------------------------
                                                                                          19,510            40,092
         ---------------------------------------------------------------------------------------------------------
                  Net deferred income taxes                                   $           12,612  $         (5,197)
         =========================================================================================================

         Reconciliation of Effective Income Tax Expense (Benefit)
         --------------------------------------------------------

         Income tax expense (benefit) differs from the amounts computed using the federal statutory income tax rate as a result of the following:

                                                                                      In Thousands
                                                                                   Year Ended June 30,
         ----------------------------------------------------------------------------------------------------------
                                                                          1996            1995            1994
         ----------------------------------------------------------------------------------------------------------
         Expected tax at current federal statutory
             income tax rate                                         $       (4,173)  $      15,341  $        9,165
         State income taxes, net of federal benefit                            (274)          1,771           1,139
         Tax credits                                                         (2,580)              -               -
         Adjustments due to the settlement of audits and
         resolution of issues                                                 2,407             718               -
         Change in deferred tax asset valuation allowance                         -          (2,744)         (1,115)
         Other                                                                  447             255             (24)
         ----------------------------------------------------------------------------------------------------------
                  Total income tax expense (benefit)                 $       (4,173)  $      15,341  $        9,165
         ==========================================================================================================

         Carryforwards
         -------------

         For federal income tax purposes, at June 30, 1996 the Company had tax credit carryforwards and a state net operating loss carryforward of $3.1 million and $4.0 million, respectively, that expire beginning in fiscal 2000 and fiscal 2010, respectively.

(7)      EQUITY TRANSACTIONS

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

(8)      COMMON STOCK RESERVED

         The Company has five stock option plans: the 1981 Stock Option Plan (under which no grants can be made subsequent to December 31, 1991), the 1986 Stock Option and Stock Appreciation Rights (SAR) Plan (under which no grants can be made subsequent to December 31, 1995) and the 1991, 1993 and 1995 Executive Long-Term Incentive Plans (1991 ELTIP, 1993 ELTIP and 1995 ELTIP, which cover both options and restricted stock grants). Options under each of these plans are granted to key employees to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options are exercisable over a ten-year period from the date of the grant. Shares authorized for grant under the 1991 ELTIP total 750,000. Shares authorized for grant under the 1993 ELTIP total 1,200,000, of which no more than 450,000 may be used for restricted stock grants. Shares authorized for grant under the 1995 ELTIP total 1,200,000, of which no more than 100,000 may be used for restricted stock grants.

         The Company has the 1991 Directors' Stock Plan and the 1995 Director Stock Plan, under which options may be granted to the Directors of the Company to purchase shares of the Company's common stock at a price not less than the current market price at the date of grant. Under these plans the Directors may elect to defer some or all of their annual retainers and receive restricted stock or stock options at prices that, when combined with the amounts of deferred retainers, equal the current market price at the date of the grant. Shares authorized under these plans total 75,000 per plan.

         Activity in the stock option plans for the years ended June 30, 1996, 1995 and 1994 is summarized as follows:

                                                                                    Year Ended June 30,
         ----------------------------------------------------------------------------------------------------------
                                                            1996
                                                         Price Range         1996           1995          1994
         ----------------------------------------------------------------------------------------------------------
         Options outstanding, beginning of year           $5.63 - $17.69      1,438,470      1,248,019    1,002,218
           Granted                                       $14.53 - $20.88        388,201        325,720      276,548
           Exercised                                      $8.00 - $16.88        (12,883)       (72,785)     (14,933)
           Canceled                                      $16.06 - $20.88        (12,500)       (62,484)     (15,814)
         ----------------------------------------------------------------------------------------------------------
         Options outstanding, end of year                 $5.63 - $20.88      1,801,288      1,438,470    1,248,019
         ==========================================================================================================

         Number of options exercisable at
           end of year                                                        1,145,236        924,828      800,129
         Number of options at end of year available
           for future option or restricted stock grants                       1,491,646        755,727    1,175,364
         ----------------------------------------------------------------------------------------------------------

         Shares granted, net of cancellations, under the Company's restricted stock plans during the years ended June 30, 1996, 1995 and 1994 aggregated 163,380 shares, 148,901 shares and 108,234 shares, respectively. The Company recognized compensation expense of $1.8 million, $1.6 million and $1.3 million related to shares granted under the restricted stock plans for the years ended June 30, 1996, 1995 and 1994, respectively.

(9)      DEFINED CONTRIBUTION PLAN

         The Company sponsors a defined contribution retirement savings plan that covers substantially all employees of the Company after completion of six months of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $2.0 million, $1.5 million and $1.2 million for the years ended June 30, 1996, 1995 and 1994, respectively.

(10)     REVENUES AND COSTS AND EXPENSES

         The components of revenues and costs and expenses:


                                                                                    In Thousands
                                                                                 Year Ended June 30,
         ---------------------------------------------------------------------------------------------------------
                                                                         1996            1995            1994
         ---------------------------------------------------------------------------------------------------------
         Revenues:
            Homebuilding:
                 Communities                                        $      794,671  $      620,012  $      405,462
                 Conventional                                              217,158         144,469          79,992
         ---------------------------------------------------------------------------------------------------------
                     Total  homebuilding                                 1,011,829         764,481         485,454
            Land sales                                                      29,525          31,892          17,951
            Other                                                            9,379           6,746           6,656
         ---------------------------------------------------------------------------------------------------------
                                                                    $    1,050,733  $      803,119  $      510,061
         =========================================================================================================

         Costs and expenses:
            Home construction and land:
                 Communities                                        $      597,014  $      459,258  $      301,570
                 Conventional                                              184,532         121,915          67,292
         ---------------------------------------------------------------------------------------------------------
                      Total homebuilding                                   781,546         581,173         368,862

            Interest                                                        42,354          31,205          18,003
            Cost of land sales                                              23,227          28,847          14,197
            Other cost of sales                                              3,215           4,827           3,140
            Selling, general and administrative                            147,315         113,235          79,673
            Loss from impairment of southern California real
               estate inventories                                           65,000               -               -
         ---------------------------------------------------------------------------------------------------------
                                                                    $    1,062,657  $      759,287  $      483,875
         =========================================================================================================

(11)     INTEREST

         The following table shows the components of interest:

                                                                                     In Thousands
                                                                                  Year Ended June 30,
         ---------------------------------------------------------------------------------------------------------
                                                                         1996            1995            1994
         ---------------------------------------------------------------------------------------------------------
         Interest incurred                                          $       52,022  $       46,641  $       33,677
         Less capitalized interest                                          52,022          46,641          33,677
         ---------------------------------------------------------------------------------------------------------
           Interest expense                                         $            -  $            -  $            -
         =========================================================================================================
         Amortization of capitalized interest in costs and
            expenses                                                $       42,354  $       31,205  $       18,003
         =========================================================================================================
         Unamortized capitalized interest included in real
            estate inventories at year end                          $       43,661  $       55,793  $       40,357
         =========================================================================================================

         Interest income                                            $        1,017  $          581  $        1,056
         =========================================================================================================

         Unamortized capitalized interest included in real estate inventories at June 30, 1996 has been reduced by $21.8 million, the portion of the non-cash loss from impairment of southern California real estate inventories allocated to unamortized capitalized interest (see Note
         12).

(12)     IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES

         In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted this new standard in fiscal 1996. In connection with its adoption of SFAS No. 121, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community (see Note 1).

         In the first six months of fiscal 1996, net new orders at Sun City Palm Desert were substantially below both the comparable period of the prior fiscal year and the Company's expectations. Although the Company was encouraged by net new orders significantly greater in the first 45 days of the third quarter of fiscal 1996 than in the comparable period in the prior fiscal year, a lower than anticipated level of net new orders was expected in the remainder of fiscal 1996 and net new orders for all of fiscal 1996 were anticipated to be lower than in prior fiscal years. Additionally, a national home builder is developing an active adult community near Sun City Palm Desert, which will cause additional competitive pressures at that community. Based on these and other factors, the Company reduced its estimate with respect to net new orders and closings in the fiscal years ending June 30, 1997 and beyond to below the levels achieved in the three fiscal years ended June 30, 1995. This resulted in expected future net cash flows (undiscounted and without interest charges) at Sun City Palm Desert being less than the book value of the asset. As required by SFAS No. 121, the Company therefore recorded in fiscal 1996 a non-cash loss from impairment of southern California real estate inventories to reflect Sun City Palm Desert at its estimated fair value. Fair value was estimated based upon an evaluation of comparable market prices and discounted expected future cash flows.

(13)     CONTINGENT LIABILITIES AND COMMITMENTS

         The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition of the Company.

         The Company has issued surety bonds, guarantees and standby letters of credit aggregating $139.4 million at June 30, 1996.

         The Company leases from third parties, under operating leases, office space, apartment units which it rents to prospective customers at its active adult communities, automobiles and certain other equipment. The leases are generally renewable at the Company's option for additional periods. Total rent expense incurred by the Company was $6.9 million, $4.8 million and $3.7 million for the years ended June 30, 1996, 1995 and 1994, respectively.

         Minimum lease payments (in thousands) to be made by the Company under non-cancelable lease agreements are as follows:

                  1997                                $         5,153
                  1998                                          3,702
                  1999                                          1,624
                  2000                                          1,555
                  2001                                          1,644
                  Later years                                   5,115
                                                      ----------------
                                                      $        18,782
                                                      ===============

(14)     QUARTERLY FINANCIAL INFORMATION (Unaudited)

         Quarterly financial information for the years ended June 30, 1996 and 1995 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                                               In Thousands Except Per Share Data
                                                                       Three Months Ended
         ----------------------------------------------------------------------------------------------------------
                                                 June 30,        March 31,       December 31,       September 30,
                                                   1996            1996              1995                1995
         ----------------------------------------------------------------------------------------------------------
         Revenues                             $      348,942  $      256,014  $          239,459  $         206,318
         Net earnings (loss)                          11,945         (35,385)              9,155              6,534
         Net earnings (loss) per share                   .67           (2.02)                .51                .39
         ----------------------------------------------------------------------------------------------------------


                                                 June 30,        March 31,       December 31,       September 30,
                                                   1995            1995              1994               1994
         ----------------------------------------------------------------------------------------------------------
         Revenues                             $      268,796  $      195,383  $          176,058  $         162,882
         Net earnings                                  9,580           6,995               6,609              5,307
         Net earnings per share                          .62             .46                 .44                .35
         ----------------------------------------------------------------------------------------------------------

         The net loss in the quarter ended March 31, 1996 resulted from the non-cash loss from impairment of southern California real estate inventories related to the valuation of the Company's Sun City Palm Desert active adult community (see Note 12).

                      DEL WEBB CORPORATION AND SUBSIDIARIES          SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS            -----------
                    Years ended June 30, 1996, 1995 and 1994

                                                                            In Thousands
- --------------------------------------------------------------------------------------------------------------------
                                                                Additions     Additions
                                                  Balance at    Charged to   Charged to
                                                 Beginning of   Costs and       Other                   Balance at
                 Classification                      Year        Expenses     Accounts    Deductions   End of Year
- --------------------------------------------------------------------------------------------------------------------
1996
- ----
Reserve for residential land development project  $      8,264  $          -  $         -  $     1,138  $      7,126
Deferred tax asset valuation allowance                   3,862             -            -            -         3,862
Reserves for disposal costs of discontinued
   operations                                           27,855             -            -       15,646        12,209
- --------------------------------------------------------------------------------------------------------------------
                                                  $     39,981  $          -  $         -  $    16,784  $     23,197
====================================================================================================================

1995
- ----
Reserve for residential land development project  $      6,738  $      1,526  $         -  $         -  $      8,264
Deferred tax asset valuation allowance                   6,606             -            -        2,744         3,862
Reserves for disposal costs of discontinued
   operations                                           29,155             -            -        1,300        27,855
- --------------------------------------------------------------------------------------------------------------------
                                                  $     42,499  $      1,526  $         -  $     4,044  $     39,981
====================================================================================================================

1994
- ----
Reserve for residential land development project  $      7,710  $          -  $         -  $       972  $      6,738
Deferred tax asset valuation allowance                   7,721             -            -        1,115         6,606
Reserves for disposal costs of discontinued
   operations                                           32,314             -            -        3,159        29,155
- --------------------------------------------------------------------------------------------------------------------
                                                  $     47,745  $          -  $         -  $     5,246  $     42,499
====================================================================================================================

                              DEL WEBB CORPORATION
                           Report on Form 10-K For The
                            Year Ended June 30, 1996


                               10-K EXHIBIT INDEX
                               ------------------
                        NON-FINANCIAL STATEMENT EXHIBITS
                        --------------------------------

    Exhibit
    Number
    ------

     3.0 Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 99.0 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1994.

     3.1 The Bylaws of the Registrant effective November 1, 1994; as amended on February 13, 1996.

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

     10.1 Sample Change of Control Agreement between Registrant and certain of its officers with schedule setting forth the differences.

     10.2 Employment and Consulting Agreement dated July 10, 1996, between the Registrant and Philip J. Dion.

     10.6         Office Lease Agreement  between Western Plaza Investors,  L.P.
                  and Registrant dated April 20, 1994 incorporated by reference to Registrant's Report on Form 10-K for the year ended June 30, 1994; as amended by the First Amendment to Lease dated February 29, 1996.

10-K Exhibit Index                                                      Page - 2


     10.7 Del Webb Corporation Deferred Compensation Plan effective June 1, 1993, incorporated by reference to Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

     10.8 Key Executive Life Insurance Plan II dated April 1, 1992, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1992; as amended November 8, 1994.

     10.9 Key Executive Life Insurance Plan dated May 15, 1991, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1991; as amended November 18, 1994.

     10.10 Del Webb Corporation Executive Long-Term Incentive Plan adopted November 20, 1991, incorporated by reference to Registrant's Report on Form 10-K for the year ended June 30, 1992; and First Amendment to the Executive Long-Term Incentive Plan dated June 30, 1993, incorporated by reference to Exhibit
                  10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

     10.11 Del Webb Corporation 1993 Executive Long Term Incentive Plan dated March 17, 1994, incorporated by reference to Exhibit
                  10.11 to Registrant's Report on Form 10-K for the year ended June 30, 1994.

     10.12 Del Webb Corporation Management Incentive Plan Fiscal 1996 (July 1, 1995 - June 30, 1996).

     10.13 Del Webb Corporation Supplemental Executive Retirement Plan No. 1, as amended and restated April 20, 1993, incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 1 effective July 1, 1995, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1995.

     10.14 Del Webb Corporation Director Stock Plan dated November 20, 1991, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

     10.15 Amended and Restated Revolving Loan Agreement by and among Del Webb Corporation and Bank of America National Trust and Savings Association as Agent, and Bank One Arizona, NA, as Co-Agent, dated

10-K Exhibit Index                                                      Page - 3


                  June 27, 1995; as amended by the Second Amendment to the Amended and Restated Revolving Loan Agreement effective July 22, 1996.

     10.16 Del Webb Corporation Supplemental Executive Retirement Plan No. 2, as amended and restated April 20, 1993, incorporated by reference to Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 effective July 1, 1995, incorporated by reference to Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1995.

     10.17 Senior Officer Medical and Dental Reimbursement Plan, as amended and restated November 16, 1992, incorporated by reference to Exhibit 10.17 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

     10.18 1981 Stock Option Plan, as amended October 29, 1981; as amended January 29, 1987, as amended by the Third Amendment to the Del Webb Corporation 1981 Stock Option Plan dated June 30, 1993.

     10.19 1986 Stock Option and SAR Plan of the Del Webb Corporation, as amended January 27, 1987; as amended by the Second Amendment to the 1986 Stock Option and SAR Plan dated June 30, 1993.

     10.22 Del Webb Corporation Retirement Savings Plan Amended and Restated effective January 1, 1995, incorporated by reference to Exhibit 10.22 to Registrant's Report on Form 10-K for the year ended June 30, 1995; as amended by the First Amendment to the Retirement Savings Plan for the Employees of Del Webb Corporation effective as of January 1, 1996.

     10.23 Del E. Webb Corporation Umbrella Trust dated June 11, 1987, as amended by Amendment Number One to the Del Webb Corporation Umbrella Trust dated February 8, 1989, and Amendment Number Two to Del Webb Corporation Umbrella Trust dated March 14, 1990.

     10.24 Sample Directors and Officers Indemnification Agreement between Registrant and its directors and officers dated February 1, 1995 incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1995.

     10.25 Del Webb Corporation 1995 Executive Long-Term Incentive Plan adopted July 13, 1995, incorporated by reference to Exhibit
                  10.25 to Registrant's

10-K Exhibit Index                                                      Page - 4

                  Report  on Form  10-K for the year  ended  June 30,  1995.

     10.26 Del Webb Corporation 1995 Director Stock Plan adopted July 13, 1995, incorporated by reference to Exhibit 10.26 to Registrant's Report on Form 10-K for the year ended June 20, 1995.

     10.27 Del Webb Corporation 1995 Executive Management Incentive Plan adopted July 13, 1995, incorporated by reference to Exhibit
                  10.27 to Registrant's Report on Form 10-K for the year ended June 30, 1995.

     10.28 Del Webb Corporation Management Incentive Plan Fiscal 1997 (July 1, 1996 - June 30, 1997).

     10.29 Amended and Restated Certificate and Agreement of Limited Partnership of New Mexico Asset Limited Partnership effective June 18, 1996.

     10.30 Supplemental Executive Retirement Plan No. 1 Participation Agreement between the Registrant and Philip J. Dion Amended and Restated effective July 25, 1996.

     10.31 1995/96 Executive Management Incentive Plan Award Agreement between the Registrant and Philip J. Dion dated August 8, 1995.

     10.33        Key Executive Life Plan 1995 dated October 5, 1995.

     10.34        Group Term Carve-Out Plan dated November 18, 1994.

     10.32        Key Executive Life Plan Plus dated August 23, 1995.

     21.0         List  of  Active  Subsidiaries  and  Associated  Companies  of
                  Registrant.

     23.0         Consent of Experts.

     27           Financial Data Schedule.