Form 10-Q
period 1996-09-30
WEBB DEL CORP
filed 1996-10-29
CIK 105189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended SEPTEMBER 30, 1996.

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

As of October 25, 1996 Registrant had outstanding 17,541,457 shares of common stock.

                             DEL WEBB CORPORATION

                                  FORM 10-Q
                            FOR THE QUARTER ENDED
                              SEPTEMBER 30, 1996


                              TABLE OF CONTENTS




PART I.       FINANCIAL INFORMATION                                        PAGE

  Item 1.      Financial Statements:

               Consolidated Balance Sheets as of September 30, 1996,
                 June 30, 1996 and September 30, 1995......................   1

               Consolidated Statements of Earnings for the three
                 months ended September 30, 1996 and 1995..................   2

               Consolidated Statements of Cash Flows for the three
                 months ended September 30, 1996 and 1995..................   3

               Notes to Consolidated Financial Statements..................   5

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  10


PART II.      OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K............................  15


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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,  June 30,   SEPTEMBER 30,
                                                                    1996         1996        1995
                                                                 (UNAUDITED)              (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                            ASSETS                                              .
-------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                      $  922,065    $  899,815      $868,195
Cash and short-term investments                                      7,662        18,340        29,934
Receivables                                                         29,248        25,162        18,850
Property and equipment, net                                         23,800        27,599        29,782
Deferred income taxes (Note 4)                                      10,331        12,612             -
Other assets                                                        53,101        41,267        32,452
------------------------------------------------------------------------------------------------------
                                                                $1,046,207    $1,024,795      $979,213
======================================================================================================


             LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)            $  550,912    $  514,677      $492,668
Contractor and trade accounts payable                               72,416        82,918        62,383
Accrued liabilities and other payables                              55,111        68,920        53,504
Home sale deposits                                                  93,357        88,304        78,959
Income taxes payable (Note 4)                                        3,949         5,200         3,395
Deferred income taxes (Note 4)                                           -             -         7,546
------------------------------------------------------------------------------------------------------
      Total liabilities                                            775,745       760,019       698,455
------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized 30,000,000
    shares; issued 17,548,958 shares at September 30, 1996,
    17,541,772 shares at June 30, 1996 and 17,396,551 shares
    at September 30, 1995                                               18            18            17
  Additional paid-in capital                                       158,378       158,262       155,269
  Retained earnings                                                116,148       111,033       127,940
------------------------------------------------------------------------------------------------------
                                                                   274,544       269,313       283,226
  Less cost of common stock in treasury, 6,801 shares
    at September 30, 1996, 3,751 shares at June 30, 1996
    and 1,417 shares at September 30, 1995                            (105)          (70)          (18)
  Less deferred compensation                                        (3,977)       (4,467)       (2,450)
------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                   270,462       264,776       280,758
------------------------------------------------------------------------------------------------------
                                                                $1,046,207    $1,024,795      $979,213
======================================================================================================


See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
---------------------------------------------------------------------
                                                1996           1995
---------------------------------------------------------------------

Revenues (Note 5)                             $264,295       $206,318
---------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other          205,164        159,292
    Interest (Note 6)                           11,584          7,700
    Selling, general and administrative         38,184         29,274
---------------------------------------------------------------------
                                               254,932        196,266
---------------------------------------------------------------------

         Earnings before income taxes            9,363         10,052

Income taxes (Note 4)                            3,371          3,518
---------------------------------------------------------------------

         Net earnings                         $  5,992       $  6,534
=====================================================================

Weighted average shares outstanding             17,897         16,671
=====================================================================

Net earnings per share                        $    .33       $    .39
=====================================================================


See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------
                                                                                         1996            1995
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                       $ 198,896        $ 156,446
  Cash received from commercial land and amenity sales                                   3,335            1,712
  Cash paid for costs related to community home construction                          (140,333)        (101,998)
---------------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                                     61,898           56,160
  Cash paid for land acquisitions at operating communities                                (733)              (9)
  Cash paid for lot development at operating communities                               (26,138)         (25,038)
  Cash paid for amenity development at operating communities                           (15,313)         (12,227)
---------------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                          19,714           18,886

  Cash paid for costs related to communities in the pre-operating stage                (24,851)         (27,053)
  Cash received from customers related to conventional homebuilding                     54,584           50,722
  Cash paid for land, development, construction and other costs related to
    conventional homebuilding                                                          (57,218)         (45,731)
  Cash received from residential land development project                                3,177            3,770
  Cash paid for corporate activities                                                   (17,833)         (18,497)
  Interest paid                                                                        (19,247)         (11,349)
  Cash paid for income taxes                                                            (1,887)          (1,182)
---------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                             (43,561)         (30,434)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (1,233)          (2,188)
  Investments in life insurance policies                                                  (937)          (1,055)
---------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                              (2,170)          (3,243)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                            87,555           93,781
  Repayments of debt                                                                   (51,735)         (93,559)
  Proceeds from sale of common stock                                                      --             45,237
  Proceeds from exercise of common stock options                                           110             --
  Purchases of treasury stock                                                             --                 (2)
  Dividends paid                                                                          (877)            (746)
---------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                           35,053           44,711
---------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                             (10,678)          11,034
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                  18,340           18,900
---------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                     $   7,662        $  29,934
===============================================================================================================


See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------
                                                                                       1996            1995
------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                       $  5,992       $  6,534
  Allocation of non-cash common costs in costs and expenses, excluding interest        65,403         48,849
  Amortization of capitalized interest in costs and expenses                           11,584          7,700
  Deferred compensation amortization                                                      455            385
  Depreciation and other amortization                                                   1,956          1,999
  Deferred income taxes                                                                 2,281          2,349
  Net increase in home construction costs                                             (18,865)           (19)
  Land acquisitions                                                                   (12,179)        (4,337)
  Lot development                                                                     (38,460)       (57,647)
  Amenity development                                                                 (23,506)       (23,264)
  Pre-acquisition costs                                                                (9,032)          --
  Net change in other assets and liabilities                                          (29,190)       (12,983)
------------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                          $(43,561)      $(30,434)
============================================================================================================


See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Del Webb Corporation and its subsidiaries ("Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year have been reclassified to be consistent with the current year financial statement presentation.

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

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Securities and Exchange Commission.

         In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings. Communities in the pre-operating stage are those not yet generating revenues from home closings.

         The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)      REAL ESTATE INVENTORIES

The components of real estate inventories are as follows:

                                                                             In Thousands
-------------------------------------------------------------------------------------------------------
                                                               September 30,   June 30,   September 30,
                                                                    1996         1996          1995
                                                                (Unaudited)                (Unaudited)
-------------------------------------------------------------------------------------------------------
Home construction costs                                           $196,665     $ 177,800      $142,374
Unamortized improvement and amenity costs                          447,517       439,679       396,513
Unamortized capitalized interest                                    44,143        43,661        62,290
Land held for housing                                              168,574       168,530       213,907
Land and amenities held for future development or sale              65,166        70,145        53,111
------------------------------------------------------------------------------------------------------
                                                                  $922,065     $ 899,815      $868,195
======================================================================================================

At September 30, 1996 the Company had 332 completed homes and 724 homes under construction that were not subject to a sales contract. These homes represented $27.3 million and $14.0 million, respectively, of home construction costs at September 30, 1996. At September 30, 1995 the Company had 341 completed homes and 386 homes under construction (representing $24.4 million and $10.9 million, respectively, of home construction costs) that were not subject to a sales contract.

Included in land and amenities held for future development or sale at September 30, 1996 were 344 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land and amenities held for future development or sale at September 30, 1996 were 179 acres of residential land and commercial land at the Company's residential land development project.

(3)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

Notes payable, senior and subordinated debt consists of the following:

                                                                            In Thousands
------------------------------------------------------------------------------------------------------
                                                           September 30,      June 30,   September 30,
                                                                1996            1996          1995
                                                            (Unaudited)                   (Unaudited)
------------------------------------------------------------------------------------------------------
10 7/8% Senior Notes, net                                   $ 97,647         $ 97,475         $ 96,959
9 3/4% Senior Subordinated Debentures, net                    97,362           97,259           96,950
9% Senior Subordinated Debentures, net                        97,423           97,355           97,149
Subordinated Swiss Franc Bonds, net                             --               --             12,755
Notes payable to banks under a revolving credit
  facility and short-term lines of credit                    229,000          193,000          165,000
Real estate and other notes                                   29,480           29,588           23,855
------------------------------------------------------------------------------------------------------
                                                           $ 550,912         $514,677         $492,668
======================================================================================================

At September 30, 1996 the Company had $220.0 million outstanding under its $350 million senior unsecured revolving credit facility and $9.0 outstanding under its $15 million of short-term lines of credit.

At September 30, 1996, under the most restrictive of the covenants in the Company's debt agreements, $10.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)      INCOME TAXES

COMPONENTS OF INCOME TAXES

The components of income taxes are:

                                           In Thousands
                                            (Unaudited)
-------------------------------------------------------------
                                          Three Months Ended
                                             September 30,
                                         1996           1995
-------------------------------------------------------------
Current:
  Federal                              $ 1,058        $ 1,092
  State                                     32             77
-------------------------------------------------------------
                                         1,090          1,169
-------------------------------------------------------------
Deferred:
  Federal                                2,328          1,791
  State                                    (47)           558
-------------------------------------------------------------
                                         2,281          2,349
-------------------------------------------------------------
                                       $ 3,371        $ 3,518
=============================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)      REVENUES AND COSTS AND EXPENSES

The components of revenues and costs and expenses are:

                                                 In Thousands
                                                  (Unaudited)
--------------------------------------------------------------------
                                              Three Months Ended
                                                 September 30,
                                              1996            1995
--------------------------------------------------------------------
Revenues:
   Homebuilding:
        Communities                          $196,953       $149,199
        Conventional                           49,335         45,271
--------------------------------------------------------------------
            Total homebuilding                246,288        194,470
   Land and amenity sales                      15,628         10,197
   Other                                        2,379          1,651
--------------------------------------------------------------------
                                             $264,295       $206,318
====================================================================

Costs and expenses:
   Home construction and land:
        Communities                          $150,344       $111,863
        Conventional                           41,177         38,709
--------------------------------------------------------------------
             Total homebuilding               191,521        150,572
   Interest                                    11,584          7,700
   Cost of land and amenity sales              12,758          7,989
   Other cost of sales                            885            731
   Selling, general and administrative         38,184         29,274
--------------------------------------------------------------------
                                             $254,932       $196,266
====================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)      INTEREST

         The following table shows the components of interest:

                                                                   In Thousands
                                                                    (Unaudited)
-------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                    September 30,
-------------------------------------------------------------------------------------
                                                                   1996          1995
--------------------------------------------------------------------------------------

Interest incurred                                                $12,066       $14,197
Less capitalized interest                                         12,066        14,197
--------------------------------------------------------------------------------------
     Interest expense                                            $    --       $    --
======================================================================================
Amortization of capitalized interest in costs and expenses       $11,584       $ 7,700
======================================================================================
Unamortized capitalized interest included in real estate
  inventories at period end                                      $44,143       $62,290
======================================================================================
Interest income                                                  $   372       $   327
======================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Securities and Exchange Commission.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,              CHANGE
---------------------------------------------------------------------------------------
                                              1996        1995        AMOUNT    PERCENT
---------------------------------------------------------------------------------------
OPERATING  DATA :
 Number of net new orders:(1)
   Sun City West                               274         157         117       74.5%
   Sun City Tucson                              24          41         (17)     (41.5%)
   Sun Cities Las Vegas (2)                    209         227         (18)      (7.9%)
   Sun City Palm Desert                         14          30         (16)     (53.3%)
   Sun City Roseville                           98         150         (52)     (34.7%)
   Sun City Hilton Head (3)                     76          60          16       26.7%
   Sun City Georgetown (3)                     101         131         (30)     (22.9%)
   Terravita                                    28          56         (28)     (50.0%)
   Coventry Homes                              307         312          (5)      (1.6%)
--------------------------------------------------------------------------------------
     Total                                   1,131       1,164         (33)      (2.8%)
======================================================================================
 Number of home closings:
   Sun City West                               232         196          36       18.4%
   Sun City Tucson                              55          66         (11)     (16.7%)
   Sun Cities Las Vegas (2)                    253         197          56       28.4%
   Sun City Palm Desert                         43          43          --         --
   Sun City Roseville                          173         144          29       20.1%
   Sun City Hilton Head (3)                     75          22          53      240.9%
   Sun City Georgetown (3)                     143         N/A         143        N/A
   Terravita                                    84         109         (25)     (22.9%)
   Coventry Homes                              324         306          18        5.9%
--------------------------------------------------------------------------------------
     Total                                   1,382       1,083         299       27.6%
======================================================================================
BACKLOG  DATA :
 Homes under contract at September 30:
   Sun City West                               595         463         132       28.5%
   Sun City Tucson                              14         124        (110)     (88.7%)
   Sun Cities Las Vegas (2)                    598         432         166       38.4%
   Sun City Palm Desert                         83         134         (51)     (38.1%)
   Sun City Roseville                          302         577        (275)     (47.7%)
   Sun City Hilton Head (3)                    194         187           7        3.7%
   Sun City Georgetown (3)                     336         253          83       32.8%
   Terravita                                   248         245           3        1.2%
   Coventry Homes                              578         546          32        5.9%
--------------------------------------------------------------------------------------
     Total (4)                               2,948       2,961         (13)      (0.4%)
======================================================================================
Aggregate contract sales amount
  (dollars in millions)                     $  575      $  571       $   4        0.7%
======================================================================================
Average contract sales amount per home
  (dollars in thousands)                    $  195      $  193       $   2        1.0%
======================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING  DATA (CONTINUED)

                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,                CHANGE
--------------------------------------------------------------------------------------------------------
                                                        1996             1995     AMOUNT         PERCENT
--------------------------------------------------------------------------------------------------------
AVERAGE  REVENUE  PER  HOME CLOSING :
   Sun City West                                  $154,200       $157,200       $ (3,000)         (1.9%)
   Sun City Tucson                                 168,100        167,700            400           0.2%
   Sun Cities Las Vegas (2)                        179,600        178,400          1,200           0.7%
   Sun City Palm Desert                            239,700        232,100          7,600           3.3%
   Sun City Roseville                              200,700        202,300         (1,600)         (0.8%)
   Sun City Hilton Head (3)                        158,000        127,800         30,200          23.6%
   Sun City Georgetown (3)                         180,300            N/A            N/A           N/A
   Terravita                                       283,600        277,400          6,200           2.2%
   Coventry Homes                                  152,300        147,900          4,400           3.0%
     Weighted average                              178,200        179,600         (1,400)         (0.8%)
=======================================================================================================

OPERATING STATISTICS:

   Cost and expenses as a percentage
     of revenues:
       Home construction, land and other             77.6%           77.2%           0.4%          0.5%
       Interest                                       4.4%            3.7%           0.7%         18.9%
       Selling, general and administrative           14.4%           14.2%           0.2%          1.4%

   Ratio of home closings to homes under contract
      in backlog at beginning of period              43.2%           37.6%           5.6%         14.9%
=======================================================================================================


 (1) Net of cancellations. The Company recognizes revenue at close of escrow.

 (2) Includes Sun City Summerlin and Sun City MacDonald Ranch. The Company began taking new home sales orders at Sun City MacDonald Ranch in September 1995. Home closings began at Sun City MacDonald Ranch in January 1996.

 (3) Home closings began at Sun City Hilton Head in August 1995 and at Sun City Georgetown in February 1996.

 (4) A majority of the backlog at September 30, 1996 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the three months ended September 30, 1996 and 1995, cancellations of home sales orders as a percentage of new home sales orders written during the period were 20.8 percent and 19.1 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

REVENUES. Home closings at Sun City Georgetown (where the Company had not yet begun delivering homes in the three months ended September 30, 1995) and Sun City Hilton Head (where the Company did not begin delivering homes until August
1995) accounted for $25.8 million and $6.8 million, respectively, of the increase in revenues to $264.3 million for the three months ended September 30, 1996 from $206.3 million for the 1995 quarter. Increased home closings at the Sun Cities Las Vegas (where home closings did not begin at Sun City MacDonald Ranch until January 1996) accounted for $10.0 million of the increase in revenues. Increased home closings (resulting from higher backlogs at the beginning of the period) at Sun City West and Coventry Homes resulted in increased revenues of $5.7 million and $2.7 million, respectively. Increased home closings at Sun City Roseville accounted for $5.9 million of the increase in revenues.

Decreased home closings at Sun City Tucson and Terravita (reflecting the approaching completion of those communities) resulted in decreased revenues of $1.9 million and $6.9 million, respectively. A change in the average revenue per home closing resulted in the remaining change in revenues from the 1995 quarter. This change was primarily due to a change in mix of home closings among the Company's communities.

Land and amenity sales and other revenues were $6.2 million higher in the 1996 quarter than in the 1995 quarter. Land sales are a normal part of the Company's master-planned community developments but occur irregularly, complicating period-to-period comparisons.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $205.2 million for the 1996 quarter compared to $159.3 million for the 1995 quarter was primarily due to the increase in home closings. As a percentage of revenues, these costs were 77.6 percent for the 1996 quarter compared to 77.2 percent for the 1995 quarter, with the increase primarily due to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations and to increased discounts at certain communities.

INTEREST. As a percentage of revenues, amortization of capitalized interest was
4.4 percent for the 1996 quarter compared to 3.7 percent for the 1995 quarter. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development (with respect to which land the Company cannot allocate capitalized interest). Also, as a result of the non-cash loss from impairment of the Company's Sun City Palm Desert community incurred in connection with the adoption in fiscal 1996 of Statement of Financial Accounting Standards No. 121, more capitalized interest was allocated to communities with greater home closings than Sun City Palm Desert, resulting in an increase in amortization of capitalized interest as a percentage of revenues for the quarter ended September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses increased to 14.4 percent for the 1996 quarter as compared to 14.2 percent for the 1995 quarter. This increase occurred, despite an increase in total revenues, primarily because of increased sales and marketing expenses at certain communities and because relatively fixed general and administrative expenses were incurred at certain other communities that had lower revenues in the 1996 quarter than in the 1995 quarter.

Of the increase in total selling, general and administrative expenses to $38.2 million for the 1996 quarter as compared to $29.3 million for the 1995 quarter, $3.3 million was attributable to higher sales and marketing expenses, $2.0 million was due to increased commissions on the increased revenues and $1.9 million resulted from the recognition of expenses at Sun City Hilton Head, Sun City MacDonald Ranch and Sun City Georgetown in the 1996 quarter (pre-operating costs were capitalized for part or all of the 1995 quarter since home closings had not yet begun at these communities). The balance of the increase was due to a variety of general and administrative expenses.

INCOME TAXES. The decrease in income taxes to $3.4 million in the 1996 quarter as compared to $3.5 million in the 1995 quarter was due to the decrease in earnings before income taxes, partially offset by an increase in the effective tax rate from 35 percent to 36 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

NET EARNINGS. Net earnings decreased to $6.0 million in the 1996 quarter from $6.5 million in the 1995 quarter despite a 299-unit increase in home closings and a $58.0 million increase in revenues. This decrease in net earnings was primarily attributable to two factors: (1) a substantial increase in amortization of capitalized interest (see "Interest") and (2) a shift in the mix of communities generating home sales revenues. The newer communities of Sun City MacDonald Ranch, Sun City Hilton Head and Sun City Georgetown had operating margins in the 1996 quarter below the average community operating margin for the 1995 quarter. At the same time, as a result of the increased revenues from the Company's newer communities, the more mature, higher-margin communities of Sun City West, Sun City Summerlin and Terravita all showed a decline from the 1995 quarter to the 1996 quarter in the percentage of consolidated revenues they generated.

Generally, the Company's newer communities have lower initial operating margins as a result of a variety of factors, primarily pricing strategies and unit volume levels. Management currently anticipates that these factors will continue to affect the Company's results of operations for the second quarter of fiscal 1997 but that these newer communities will be more efficient in the second half of fiscal 1997 as product pricing normalizes. In addition, home closings are currently anticipated to begin in the second half of fiscal 1997 at Sun City Grand (the successor community to Sun City West at which the Company began taking new home sales orders on October 1, 1996). Management does not currently anticipate that Sun City Grand will have the initially lower operating margins usually associated with other new market communities.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1996 quarter were substantially the same as in the 1995 quarter, decreasing 2.8 percent. A significant increase was realized at Sun City West, where the availability of desirable home sites in a particularly well-located area of the community (which area is now sold out) stimulated sales in the 1996 quarter. Net new orders at Sun City Hilton Head increased 26.7 percent, reflecting this community's on-going marketing activities. Net new orders at the Company's other operations were down from the 1995 quarter, which is consistent with the results of many other homebuilders and is indicative of the challenges offered by a variety of local market factors and higher mortgage interest rates.

Both Sun City Palm Desert and Terravita had decreased net new order activity in the 1996 quarter as compared to the 1995 quarter, although traditionally slow seasonal sales activity in the summer months makes it difficult to accurately assess local market conditions. At Sun City Palm Desert, net new orders continued to be affected by adverse conditions in the southern California economy and real estate market. At Terravita, net new orders were impacted by a higher than normal cancellation rate and the fact that the community is nearing completion, which has restricted the availability of more desirable home sites. This community, which had 431 net new orders in fiscal 1996 and had only 198 homes remaining to be sold as of September 30, 1996, generally experiences its peak selling season in the November through May time period.

Net new orders at Sun City Tucson declined 41.5 percent from the 1995 quarter, reflecting the approaching completion of that community. Net new orders at Sun City Roseville declined 34.7 percent, and the Company has recently introduced programs designed to enhance traffic and focus marketing efforts on the San Francisco Bay area. Net new orders at Sun City Georgetown declined 22.9 percent against a particularly strong first quarter one year ago, when the community benefitted from early pent-up demand. Net new orders for Coventry Homes were down modestly in its Phoenix and Tucson operations and up slightly in its Las Vegas and southern California markets.

The number of homes under contract at September 30, 1996 was substantially the same as at September 30, 1995, decreasing 0.4 percent. Backlog increases were realized from new sales orders at Sun City Georgetown and Sun City MacDonald Ranch (at which the Company had only been taking new home sales orders for four months and one month, respectively, at September 30, 1995). Sun City West also experienced a significant increase in backlog as a result of the increased net new order activity discussed above. These backlog increases were offset by decreases at Sun City Tucson (reflecting the approaching build-out of that community) and Sun City Roseville (as a result of the decline in net new orders and a high level of home closings in the past 12 months at that community).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

At September 30, 1996 the Company had $7.7 million of cash and short-term investments, $220.0 million outstanding under its $350 million senior unsecured revolving credit facility and $ 9.0 million outstanding under its $15 million of short-term lines of credit.

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

During the 1996 quarter the Company generated $61.9 million of net cash from community sales activities, used $42.2 million of cash for land and lot and amenity development at operating communities, paid $24.9 million for costs related to communities in the pre-operating stage, used $2.6 million of net cash for conventional homebuilding operations and used $35.8 million of cash for other operating activities. The resulting $43.6 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues and for corporate activities) was funded mainly through borrowings under the Company's senior unsecured revolving credit facility and utilization of cash and short-term investments existing at the beginning of the period.

At September 30, 1996 under the most restrictive of the covenants in the Company's debt agreements, $10.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are forward looking statements. Such statements involve risks and uncertainties and actual results may differ materially from those projected or implied. Further, certain forward looking statements are based on assumptions of future events which may not prove to be accurate. Risks and uncertainties include risks associated with new and future communities, competition, financing availability, fluctuations in interest rates or labor and material costs, government regulation, geographic concentration, natural risks and other matters set forth in the Company's Form 10-K for the year ended June 30, 1996.

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

                                                     DEL WEBB CORPORATION
                                                         (REGISTRANT)




Date:    October 28, 1996                      /s/ Philip J. Dion
       ------------------               ------------------------------------
                                                   Philip J. Dion
                                        Chairman and Chief Executive Officer


Date:    October 28, 1996                     /s/ John A. Spencer
       ------------------               ------------------------------------
                                                  John A. Spencer
                                           Senior Vice President and Chief
                                                 Financial Officer