Form 10-Q
period 1996-12-31
DEL WEBB CORP
filed 1997-02-07
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 1996.

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

As of January 31, 1997 Registrant had outstanding 17,673,116 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 1996


                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION                                         Page

    Item 1.      Financial Statements:

                 Consolidated Balance Sheets as of December 31, 1996,
                   June 30, 1996 and December 31, 1995........................1

                 Consolidated Statements of Earnings for the three and six
                   months ended December 31, 1996 and 1995....................2

                 Consolidated Statements of Cash Flows for the six
                   months ended December 31, 1996 and 1995....................3

                 Notes to Consolidated Financial Statements...................5

    Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................10


PART II.      OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders.........17

    Item 6.      Exhibits and Reports on Form 8-K............................17


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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                                December 31,       June 30,      December 31,
                                                                    1996             1996             1995
                                                                 (Unaudited)                      (Unaudited)
-------------------------------------------------------------------------------------------------------------
                            Assets
-------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                      $    930,250    $  899,815       $    927,938
Cash and short-term investments                                        1,876        18,340              7,116
Receivables                                                           25,174        25,162             19,488
Property and equipment, net                                           22,109        27,599             29,574
Deferred income taxes (Note 4)                                         9,894        12,612                  -
Other assets                                                          55,306        41,267             36,532
-------------------------------------------------------------------------------------------------------------
                                                                $  1,044,609    $1,024,795       $  1,020,648
=============================================================================================================

             Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)            $    536,036    $  514,677       $    509,407
Contractor and trade accounts payable                                 74,080        82,918             68,264
Accrued liabilities and other payables                                64,341        68,920             54,603
Home sale deposits                                                    83,179        88,304             88,399
Income taxes payable (Note 4)                                          6,706         5,200              1,580
Deferred income taxes (Note 4)                                             -             -              9,382
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                              764,342       760,019            731,635
-------------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized
    30,000,000 shares; issued 17,643,757 shares at
    December 31, 1996, 17,541,772 shares at
    June 30, 1996 and 17,537,901 shares at
    December 31, 1995                                                     18            18                 17
  Additional paid-in capital                                         159,929       158,262            158,243
  Retained earnings                                                  126,071       111,033            136,227
-------------------------------------------------------------------------------------------------------------
                                                                     286,018       269,313            294,487
  Less cost of common stock in treasury, 16,971
    shares at December 31, 1996, 3,751 shares
    at June 30, 1996 and 1,494 shares at
    December 31, 1995                                                   (287)          (70)               (29)
  Less deferred compensation                                          (5,464)       (4,467)            (5,445)
-------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                     280,267       264,776            289,013
-------------------------------------------------------------------------------------------------------------
                                                                $  1,044,609    $1,024,795       $  1,020,648
=============================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                        December 31,                     December 31,
-------------------------------------------------------------------------------------------------------------
                                                    1996             1995            1996             1995
-------------------------------------------------------------------------------------------------------------
Revenues (Note 5)                               $   293,682       $  239,459      $  557,977       $  445,777
-------------------------------------------------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other               225,675          182,828         430,839          342,120
    Interest (Note 6)                                11,698            9,999          23,282           17,699
    Selling, general and administrative              39,436           32,547          77,620           61,821
-------------------------------------------------------------------------------------------------------------
                                                    276,809          225,374         531,741          421,640
-------------------------------------------------------------------------------------------------------------

         Earnings before income taxes                16,873           14,085          26,236           24,137

Income taxes (Note 4)                                 6,074            4,930           9,445            8,448
-------------------------------------------------------------------------------------------------------------

         Net earnings                           $    10,799       $    9,155      $   16,791       $   15,689
=============================================================================================================

Weighted average shares outstanding                  17,876           17,950          17,890           17,310
=============================================================================================================

Net earnings per share                          $       .60     $        .51      $      .94       $      .91
=============================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                              December 31,
------------------------------------------------------------------------------------------------------------------
                                                                                          1996            1995
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                         $  404,331      $  329,422
  Cash received from commercial land and amenity sales                                      7,192           6,604
  Cash paid for costs related to community home construction                             (286,229)       (217,729)
------------------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                                       125,294         118,297
  Cash paid for land acquisitions at operating communities                                 (1,888)         (1,275)
  Cash paid for lot development at operating communities                                  (51,779)        (44,853)
  Cash paid for amenity development at operating communities                              (29,257)        (24,229)
------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                             42,370          47,940

  Cash paid for costs related to communities in the pre-operating stage                   (44,883)        (59,009)
  Cash received from customers related to conventional homebuilding                       120,387         102,313
  Cash paid for land, development, construction and other costs related
    to conventional homebuilding                                                         (107,802)       (102,491)
  Cash received from residential land development project                                   5,641           5,940
  Cash paid for corporate activities                                                      (19,187)        (29,348)
  Interest paid                                                                           (24,264)        (20,299)
  Cash paid for income taxes                                                               (4,090)         (5,600)
------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                                (31,828)        (60,554)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (1,720)         (3,893)
  Investments in life insurance policies                                                   (1,303)         (1,352)
------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                                 (3,023)         (5,245)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                              140,480         144,276
  Repayments of debt                                                                     (120,490)       (133,967)
  Proceeds from sale of common stock                                                            -          45,271
  Proceeds from exercise of common stock options                                              150              80
  Purchases of treasury stock                                                                   -             (30)
  Dividends paid                                                                           (1,753)         (1,615)
------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                              18,387          54,015
------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                           (16,464)        (11,784)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                     18,340          18,900
------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                       $    1,876      $    7,116
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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                              December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                          1996            1995
-------------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                         $   16,791     $    15,689
  Allocation of non-cash common costs in costs and expenses,
    excluding interest                                                                    130,404         107,014
  Amortization of capitalized interest in costs and expenses                               23,282          17,699
  Deferred compensation amortization                                                          893             865
  Depreciation and other amortization                                                       4,208           4,181
  Deferred income taxes                                                                     2,718           4,184
  Net increase in home construction costs                                                 (17,818)        (21,867)
  Land acquisitions                                                                       (14,535)        (13,925)
  Lot development                                                                         (81,973)       (109,023)
  Amenity development                                                                     (53,791)        (49,942)
  Pre-acquisition costs                                                                   (11,173)              -
  Net change in other assets and liabilities                                              (30,834)        (15,429)
------------------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                            $  (31,828)    $   (60,554)
===================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)  Basis of Presentation

     The consolidated financial statements include the accounts of Del Webb Corporation and its subsidiaries (the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily elimination of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from prior periods have been reclassified to be consistent with the current period financial statement presentation.

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

     The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(2)  Real Estate Inventories

     The components of real estate inventories are as follows:

                                                                     In Thousands
     -------------------------------------------------------------------------------------------
                                                     December 31,      June 30,   December 31,
                                                          1996           1996         1995
                                                      (Unaudited)                 (Unaudited)
     -------------------------------------------------------------------------------------------
     Home construction costs                         $    195,618   $   177,800   $    164,222
     Unamortized improvement and amenity costs            474,110       439,679        435,781
     Unamortized capitalized interest                      45,366        43,661         64,336
     Land held for housing                                158,050       168,530        212,411
     Land and facilities held for future development
       or sale                                             57,106        70,145         51,188
     -------------------------------------------------------------------------------------------
                                                     $    930,250   $   899,815   $    927,938
     ===========================================================================================

     At December 31, 1996 the Company had 345 completed homes and 809 homes under construction that were not subject to a sales contract. These homes represented $27.3 million and $22.3 million, respectively, of home construction costs at December 31, 1996. At December 31, 1995 the Company had 339 completed homes and 587 homes under construction (representing $25.3 million and $14.4 million, respectively, of home construction costs) that were not subject to a sales contract.

     Included in land and facilities held for future development or sale at December 31, 1996 were 307 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land and facilities held for future development or sale at December 31, 1996 were 162 acres of residential and commercial land at the Company's residential land development project.

(3)  Notes Payable, Senior and Subordinated Debt

     Notes payable, senior and subordinated debt consists of the following:

                                                                    In Thousands
     ------------------------------------------------------------------------------------------
                                                       December 31,   June 30,   December 31,
                                                           1996         1996         1995
                                                        (Unaudited)              (Unaudited)
     ------------------------------------------------------------------------------------------
     10 7/8% Senior Notes due 2000, net                $    97,820   $  97,475   $     97,131
     9 3/4% Senior Subordinated Debentures due 2003,
       net                                                  97,464      97,259         97,053
     9% Senior Subordinated Debentures due 2006,
       net                                                  97,491      97,355         97,218
     Subordinated Swiss Franc Bonds, net                         -           -         12,765
     Notes payable to banks under a revolving credit
       facility and short-term lines of credit             213,150     193,000        180,000
     Real estate and other notes                            30,111      29,588         25,240
     ------------------------------------------------------------------------------------------
                                                       $   536,036   $ 514,677   $    509,407
     ==========================================================================================

     At December 31, 1996 the Company had $207.0 million outstanding under its $350 million senior unsecured revolving credit facility and $6.2 million outstanding under its $15 million of short-term lines of credit.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(3)  Notes Payable, Senior and Subordinated Debt (Continued)

     In January 1997 the Company completed a public offering of $150 million in principal amount of 9 3/4% Senior Subordinated Debentures due 2008. The Debentures were issued at a 0.5 percent discount to yield 9.8 percent. The $145 million of net proceeds from the offering were used to repay a portion of the amounts outstanding under the Company's $350 million senior unsecured revolving credit facility. The Company currently intends to reborrow under that facility to fund land acquisitions, development of new projects or the purchase or redemption of its $100 million of outstanding 10 7/8% Senior Notes, which are redeemable at par on or after March 31, 1997, or for other general corporate purposes.

     At December 31, 1996, under the most restrictive of the covenants in the Company's debt agreements, $11.9 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

(4)  Income Taxes

     The components of income taxes are:

                                                                       In Thousands
                                                                        (Unaudited)
     -------------------------------------------------------------------------------------------------
                                                      Three Months Ended           Six Months Ended
                                                         December 31,                December 31,
     -------------------------------------------------------------------------------------------------
                                                      1996          1995        1996          1995
     -------------------------------------------------------------------------------------------------
     Current:
       Federal                                    $     4,345   $    2,234   $    5,403   $    3,326
       State                                            1,292          861        1,324          938
     -------------------------------------------------------------------------------------------------
                                                        5,637        3,095        6,727        4,264
     -------------------------------------------------------------------------------------------------
     Deferred:
       Federal                                             35        1,900        2,363        3,691
       State                                              402          (65)         355          493
     -------------------------------------------------------------------------------------------------
                                                          437        1,835        2,718        4,184
     -------------------------------------------------------------------------------------------------
                                                  $     6,074   $    4,930   $    9,445   $    8,448
     =================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(5)  Revenues and Costs and Expenses

     The components of revenues and costs and expenses are:

                                                                        In Thousands
                                                                        (Unaudited)
     ---------------------------------------------------------------------------------------------------
                                                       Three Months Ended          Six Months Ended
                                                          December 31,               December 31,
     ---------------------------------------------------------------------------------------------------
                                                       1996          1995         1996          1995
     ---------------------------------------------------------------------------------------------------
     Revenues:
        Homebuilding:
             Communities                           $    216,032  $    176,501   $  412,985   $  325,700
             Conventional                                63,389        49,736      112,724       95,007
     ---------------------------------------------------------------------------------------------------
                 Total  homebuilding                    279,421       226,237      525,709      420,707
        Land and facility sales                          10,606        11,152       26,234       21,349
        Other                                             3,655         2,070        6,034        3,721
     ---------------------------------------------------------------------------------------------------
                                                   $    293,682  $    239,459   $  557,977   $  445,777
     ===================================================================================================

     Costs and expenses:
        Home construction and land:
             Communities                           $    161,832  $    131,004   $  312,176   $  242,867
             Conventional                                53,570        42,472       94,747       81,181
     ---------------------------------------------------------------------------------------------------
                  Total homebuilding                    215,402       173,476      406,923      324,048
        Interest                                         11,698         9,999       23,282       17,699
        Cost of land and facility sales                   9,303         8,520       22,061       16,509
        Other cost of sales                                 970           832        1,855        1,563
        Selling, general and administrative              39,436        32,547       77,620       61,821
     ---------------------------------------------------------------------------------------------------
                                                   $    276,809  $    225,374   $  531,741   $  421,640
     ===================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(6)  Interest

     The following table shows the components of interest:

                                                                          In Thousands
                                                                          (Unaudited)
     ---------------------------------------------------------------------------------------------------
                                                       Three Months Ended          Six Months Ended
                                                          December 31,               December 31,
     ---------------------------------------------------------------------------------------------------
                                                       1996          1995         1996          1995
     ---------------------------------------------------------------------------------------------------
     Interest incurred                             $     12,921  $     12,045   $   24,987     $  26,242
     Less capitalized interest                           12,921        12,045       24,987        26,242
     ---------------------------------------------------------------------------------------------------
          Interest expense                         $          -  $          -   $        -     $       -
     ===================================================================================================
     Amortization of capitalized interest
        in costs and expenses                      $     11,698  $      9,999   $   23,282     $  17,699
     ===================================================================================================
     Unamortized capitalized interest in real
        estate inventories at period end                                        $   45,366     $  64,336
     ===================================================================================================
     Interest income                               $        425  $        223   $      797     $     550
     ===================================================================================================

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

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING  DATA
--------------------------------------------------

                                    Three Months Ended                         Six Months Ended
                                       December 31,           Change             December 31,          Change
-------------------------------------------------------------------------------------------------------------------
                                      1996      1995      Amount  Percent       1996     1995     Amount   Percent
-------------------------------------------------------------------------------------------------------------------
OPERATING DATA :
----------------
 Number of net new orders:(1)
    Sun Cities Phoenix(2)              348       247         101    40.9%        622      404       218      54.0%
    Sun City Tucson                     14        30         (16)  (53.3%)        38       71       (33)    (46.5%)
    Sun Cities Las Vegas(3)            270       283         (13)   (4.6%)       479      510       (31)     (6.1%)
    Sun City Palm Desert                51        37          14    37.8%         65       67        (2)     (3.0%)
    Sun City Roseville                  96       102          (6)   (5.9%)       194      252       (58)    (23.0%)
    Sun City Hilton Head(4)             60        89         (29)  (32.6%)       136      149       (13)     (8.7%)
    Sun City Georgetown(4)              92        44          48   109.1%        193      175        18      10.3%
    Terravita                           75        91         (16)  (17.6%)       103      147       (44)    (29.9%)
    Coventry Homes                     304       315         (11)   (3.5%)       611      627       (16)     (2.6%)
-------------------------------------------------------------------------------------------------------------------
      Total                          1,310     1,238          72     5.8%      2,441    2,402        39       1.6%
===================================================================================================================
 Number of home closings:
    Sun Cities Phoenix(2)              266       208          58    27.9%        498      404        94      23.3%
    Sun City Tucson                     24        69         (45)  (65.2%)        79      135       (56)    (41.5%)
    Sun Cities Las Vegas(3)            278       172         106    61.6%        531      369       162      43.9%
    Sun City Palm Desert                50        50           -       -          93       93         -         -
    Sun City Roseville                 155       167         (12)   (7.2%)       328      311        17       5.5%
    Sun City Hilton Head(4)            110        87          23    26.4%        185      109        76      69.7%
    Sun City Georgetown(4)             144       N/A         144     N/A         287      N/A       287       N/A
    Terravita                          103       122         (19)  (15.6%)       187      231       (44)    (19.0%)
    Coventry Homes                     383       332          51    15.4%        707      638        69      10.8%
-------------------------------------------------------------------------------------------------------------------
      Total                          1,513     1,207         306    25.4%      2,895    2,290       605      26.4%
===================================================================================================================
BACKLOG DATA :
--------------
 Homes under contract at
   December 31:
    Sun Cities Phoenix(2)              677       502         175    34.9%
    Sun City Tucson                      4        85         (81)  (95.3%)
    Sun Cities Las Vegas(3)            590       543          47     8.7%
    Sun City Palm Desert                84       121         (37)  (30.6%)
    Sun City Roseville                 243       512        (269)  (52.5%)
    Sun City Hilton Head(4)            144       189         (45)  (23.8%)
    Sun City Georgetown(4)             284       297         (13)   (4.4%)
    Terravita                          220       214           6     2.8%
    Coventry Homes                     499       529         (30)   (5.7%)
--------------------------------------------------------------------------
     Total(5)                        2,745     2,992        (247)   (8.3%)
==========================================================================
Aggregate contract sales amount
   (dollars in millions)           $   537 $     569 $       (32)   (5.6%)
==========================================================================
Average contract sales amount per
   home (dollars in thousands)     $   196 $     190 $         6     3.2%
==========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (Continued)
-------------------------------------------------------------

                                    Three Months Ended                         Six Months Ended
                                       December 31,           Change             December 31,          Change
-------------------------------------------------------------------------------------------------------------------
                                      1996      1995      Amount  Percent       1996     1995     Amount   Percent
-------------------------------------------------------------------------------------------------------------------
AVERAGE REVENUE PER HOME
------------------------
CLOSING :
---------
  Sun Cities Phoenix(2)              $ 166,900 $  160,100  $ 6,800     4.2%     $161,000 $158,700  $ 2,300      1.4%
  Sun City Tucson                      167,600    178,800  (11,200)   (6.3%)     168,000  173,400   (5,400)    (3.1%)
  Sun Cities Las Vegas(3)              174,800    177,400   (2,600)   (1.5%)     177,100  177,900     (800)    (0.4%)
  Sun City Palm Desert                 203,900    239,600  (35,700)  (14.9%)     220,500  236,100  (15,600)    (6.6%)
  Sun City Roseville                   213,200    226,200  (13,000)   (5.7%)     206,600  215,100   (8,500)    (4.0%)
  Sun City Hilton Head(4)              163,100    161,600    1,500     0.9%      161,100  154,800    6,300      4.1%
  Sun City Georgetown(4)               184,100        N/A      N/A     N/A       182,200      N/A      N/A       N/A
  Terravita                            304,100    299,600    4,500     1.5%      294,900  289,200    5,700      2.0%
  Coventry Homes                       165,500    149,800   15,700    10.5%      159,400  148,900   10,500      7.1%
    Weighted average                   184,700    187,400   (2,700)   (1.4%)     181,600  183,700   (2,100)    (1.1%)
====================================================================================================================

OPERATING  STATISTICS:
----------------------

  Cost and expenses as a percentage
   of revenues:
    Home construction, land and other     76.8%     76.4%      0.4%    0.5%         77.2%    76.7%     0.5%     0.7%
    Interest                               4.0%      4.2%     (0.2%)  (4.8%)         4.2%     4.0%     0.2%     5.0%
    Selling, general and administrative   13.4%     13.6%     (0.2%)  (1.5%)        13.9%    13.9%      --       --

  Ratio of home closings to homes
   under contract in backlog at
   beginning of period                    51.3%     40.8%     10.5%   25.7%         90.5%    79.5%    11.0%    13.8%
====================================================================================================================

(1)  Net of cancellations.  The Company recognizes revenue at close of escrow.

(2) Includes Sun City West and Sun City Grand. The Company began taking new home sales orders at Sun City Grand in October 1996.

(3) Includes Sun City Summerlin and Sun City MacDonald Ranch. The Company began taking new home sales orders at Sun City MacDonald Ranch in September 1995. Home closings began at Sun City MacDonald Ranch in January 1996.

(4) Home closings began at Sun City Hilton Head in August 1995 and at Sun City Georgetown in February 1996.

(5) A majority of the backlog at December 31, 1996 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the six months ended December 31, 1996 and 1995, cancellations of home sales orders as a percentage of new home sales orders written during the period were 19.8 percent and 19.1 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS
---------------------

Three Months Ended December 31, 1996 and 1995

REVENUES. Home closings at Sun City Georgetown (where the Company had not yet begun delivering homes in the three months ended December 31, 1995) accounted for $26.5 million of the increase in revenues to $293.7 million for the three months ended December 31, 1996 from $239.5 million for the 1995 quarter. Increased home closings at the Sun Cities Las Vegas (where home closings did not begin at Sun City MacDonald Ranch until January 1996) accounted for $18.8 million of the increase in revenues. Decreased home closings at Sun City Tucson and Terravita (reflecting the approaching completion of those communities) resulted in decreased revenues of $8.0 million and $5.7 million, respectively.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $225.7 million for the 1996 quarter compared to $182.8 million for the 1995 quarter was primarily due to the increase in home closings. As a percentage of revenues, these costs were 76.8 percent for the 1996 quarter compared to 76.4 percent for the 1995 quarter, with the increase primarily due to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations and to increased discounts and decreased lot premiums at certain communities.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.0 percent for the 1996 quarter compared to 4.2 percent for the 1995 quarter. The change was due primarily to a change in mix of home closings among the Company's communities and conventional homebuilding operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.4 percent for the 1996 quarter as compared to 13.6 percent for the 1995 quarter. This decrease resulted from the spreading of relatively fixed corporate overhead over greater revenues.

INCOME TAXES. The increase in income taxes to $6.1 million in the 1996 quarter as compared to $4.9 million in the 1995 quarter was due to the increase in earnings before income taxes. The effective tax rate also increased from 35 percent to 36 percent.

NET EARNINGS. Net earnings increased to $10.8 million in the 1996 quarter from $9.2 million in the 1995 quarter, primarily due to a 306-unit (25.4 percent) increase in home closings, which resulted in a $53.2 million (23.5 percent) increase in homebuilding revenues and an $11.3 million (21.3 percent) increase in homebuilding gross margin.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1996 quarter were 5.8 percent higher than in the 1995 quarter. A significant increase was realized at the Sun Cities Phoenix as a result of new order activity at Sun City Grand, which began taking new orders in October 1996. Sun City Georgetown, whose major amenities all opened in the 1996 quarter, also experienced an increase in net new orders. Net new orders at Sun City Tucson and Terravita declined 53.3 percent and 17.6 percent, respectively, from the 1995 quarter, reflecting the approaching completion of those communities.

The number of homes under contract at December 31, 1996 was 8.3 percent lower than at December 31, 1995. This backlog decrease was due primarily to a decrease at Sun City Roseville as a result of a decline in net new orders and a high level of home closings in the past 12 months at that community. A significant backlog increase was experienced at the Sun Cities Phoenix as a result of the commencement of new order activity at Sun City Grand in October 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Six Months Ended December 31, 1996 and 1995

REVENUES. Home closings at Sun City Georgetown (where the Company had not yet begun delivering homes in the six months ended December 31, 1995) and increased home closings at Sun City Hilton Head (where the Company did not begin delivering homes until August 1995) accounted for $52.3 million and $11.8 million, respectively, of the increase in revenues to $558.0 million for the six months ended December 31, 1996 from $445.8 million for the 1995 period. Increased home closings at the Sun Cities Las Vegas (where home closings did not begin at Sun City MacDonald Ranch until January 1996) accounted for $28.8 million of the increase in revenues. Decreased home closings at Sun City Tucson and Terravita (reflecting the approaching completion of those communities) resulted in decreased revenues of $9.7 million and $12.7 million, respectively.

Land and facility sales and other revenues were $7.2 million higher in the 1996 period than in the 1995 period. In general, land and facility sales are a normal part of the Company's master-planned community developments but occur irregularly, complicating period-to-period comparisons.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $430.8 million for the 1996 period compared to $342.1 million for the 1995 period was primarily due to the increase in home closings. As a percentage of revenues, these costs were 77.2 percent for the 1996 period compared to 76.7 percent for the 1995 period, with the increase primarily due to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations and to increased discounts and decreased lot premiums at certain communities.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.2 percent for the 1996 period compared to 4.0 percent for the 1995 period. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development (with respect to which land the Company cannot allocate capitalized interest). Also, the fiscal 1996 adoption of SFAS No. 121 resulted in the allocation of more capitalized interest to communities with greater home closings than Sun City Palm Desert, resulting in an increase in amortization of capitalized interest as a percentage of revenues for the period ended December 31, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses were 13.9 percent for both the 1996 and 1995 periods. Of the increase in absolute selling, general and administrative expenses to $77.6 million for the 1996 period as compared to $61.8 million for the 1995 period, $6.0 million was attributable to higher sales and marketing expenses, $3.6 million was due to increased commissions on the increased revenues and $3.3 million resulted from the recognition of expenses at Sun City Hilton Head, Sun City MacDonald Ranch and Sun City Georgetown in the 1996 period (pre-operating costs were capitalized for part or all of the 1995 period since home closings had not then begun at these communities).

INCOME TAXES. The increase in income taxes to $9.4 million in the 1996 period as compared to $8.4 million in the 1995 period was due to the increase in earnings before income taxes. The effective tax rate also increased from 35 percent to 36 percent.

NET EARNINGS. Net earnings increased to $16.8 million in the 1996 period from $15.7 million in the 1995 period with a 605-unit increase in home closings and a $112.2 million increase in revenues. The overall less-than- proportionate increase in net earnings was primarily attributable to: a decline in operating margins at certain of the Company's more established communities as a result of lower lot premiums and increased discounts; operating margins in the 1996 period below the average community operating margin for the 1995 period at the newer communities of Sun City Hilton Head, Sun City MacDonald Ranch and Sun City Georgetown; and an increase in amortization of capitalized interest (see "Interest").

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)


NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1996 period were 1.6 percent higher than in the 1995 period. A significant increase was realized at the Sun Cities Phoenix as a result of new order activity at Sun City Grand, which began taking new orders in October 1996. Net new orders at Sun City Tucson and Terravita declined 46.5 percent and 29.9 percent, respectively, from the 1995 period, reflecting the approaching completion of those communities. Net new orders at Sun City Roseville declined 23.0 percent in the 1996 period, but only slightly in the quarter ended December 31, 1996.

The number of homes under contract at December 31, 1996 was 8.3 percent lower than at December 31, 1995. See "Three Months Ended December 31, 1996 and 1995 -- Net New Order Activity and Backlog."

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY
------------------------------------------------

At December 31, 1996 the Company had $1.9 million of cash and short-term investments, $207.0 million outstanding under its $350 million senior unsecured revolving credit facility and $6.2 million outstanding under its $15 million of short-term lines of credit.

In January 1997 the Company completed a public offering of $150 million in principal amount of 9 3/4% Senior Subordinated Debentures due 2008. The Debentures were issued at a 0.5 percent discount to yield 9.8 percent and may be redeemed by the Company on or after January 15, 2002 at 104.875 percent, declining by January 15, 2005 to 100 percent, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date. The $145 million of net proceeds from the offering were used to repay a portion of the amounts outstanding under the Company's $350 million senior unsecured revolving credit facility. The Company currently intends to reborrow under that facility to fund land acquisitions, development of new projects or the purchase or redemption of its $100 million of outstanding 10 7/8% Senior Notes, which are redeemable at par on or after March 31, 1997, or for other general corporate purposes.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)


During the six months ended December 31, 1996 the Company generated $125.3 million of net cash from community sales activities, used $82.9 million of cash for land and lot and amenity development at operating communities, paid $44.9 million for costs related to communities in the pre-operating stage, generated $12.6 million of net cash from conventional homebuilding operations and used $41.9 million of cash for other operating activities. The resulting $31.8 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues and for corporate activities, including payment of interest and income taxes) was funded mainly through borrowings under the Company's senior unsecured revolving credit facility and utilization of cash and short-term investments existing at the beginning of the period.

At December 31, 1996, under the most restrictive of the covenants in the Company's debt agreements, $11.9 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS
----------------------------------------------------------

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical results are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, risks associated with new and future communities, competition, financing availability, fluctuations in interest rates or labor and material costs, government regulation, geographic concentration, natural risks and other matters set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. Actual results may differ materially from those projected or implied. Further, certain forward-looking statements are based on assumptions of future events which may not prove to be accurate.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of the shareholders of the Company was held on November 14, 1996. The shareholders voted on the election of three directors for three-year terms. The shareholders voted to elect all three nominees, voting as follows:


                                       Votes For                  Votes Withheld
                                       ---------                  --------------
     Philip J. Dion                    15,784,836                      71,681
     J. Russell Nelson                 15,779,341                      77,176
     Peter A. Nelson                   15,775,916                      80,601

Other directors whose terms of office as directors continued after the Annual Meeting were Robert Bennett, Hugh F. Culverhouse, Jr., C. Anthony Wainwright, D. Kent Anderson, Kenny C. Guinn, Michael E. Rossi and Sam Yellen.

The shareholders also voted to ratify the appointment of KPMG Peat Marwick LLP as the principal independent public accounting firm of the Company for the year ending June 30, 1997, voting as follows:



                       Votes For          Votes Against        Shares Not Voted
                       ---------          -------------        ----------------
                       15,801,950             19,756                 35,411


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

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

                                             DEL WEBB CORPORATION
                                                  (Registrant)




Date:    February 7, 1997                      /s/ Philip J. Dion
      -----------------------  -------------------------------------------------
                                                 Philip J. Dion
                                      Chairman and Chief Executive Officer


Date:    February 7, 1997                      /s/ John A. Spencer
      -----------------------  -------------------------------------------------
                                                John A. Spencer
                               Senior Vice President and Chief Financial Officer
                                       17