Form 10-Q
period 1997-03-31
DEL WEBB CORP
filed 1997-05-07
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1997.

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

                                                                 Yes  X  No
                                                                    -----  -----

As of April 30, 1997 Registrant had outstanding 17,562,673 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 March 31, 1997


                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                            Page

  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of March 31, 1997,
              June 30, 1996 and March 31, 1996...............................  1

            Consolidated Statements of Operations for the three and nine months ended March 31, 1997 and 1996...........................  2

            Consolidated Statements of Cash Flows for the nine
              months ended March 31, 1997 and 1996...........................  3

            Notes to Consolidated Financial Statements.......................  5

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 10


PART II.   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K................................. 17

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                                    March 31,         June 30,        March 31,
                                                                      1997              1996            1996
                                                                   (Unaudited)                       (Unaudited)
----------------------------------------------------------------------------------------------------------------
                            Assets
----------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                        $     948,151   $     899,815    $     921,610
Cash and short-term investments                                          15,387          18,340           14,573
Receivables                                                              26,052          25,162           24,946
Property and equipment, net                                              21,073          27,599           28,306
Deferred income taxes (Note 4)                                            8,916          12,612           13,485
Other assets                                                             62,126          41,267           38,631
----------------------------------------------------------------------------------------------------------------
                                                                  $   1,081,705   $   1,024,795    $   1,041,551
================================================================================================================

             Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)              $     573,951   $     514,677    $     555,081
Contractor and trade accounts payable                                    70,429          82,918           78,492
Accrued liabilities and other payables                                   65,901          68,920           64,121
Home sale deposits                                                       78,752          88,304           89,120
Income taxes payable (Note 4)                                             5,355           5,200            1,488
----------------------------------------------------------------------------------------------------------------
      Total liabilities                                                 794,388         760,019          788,302
----------------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized
    30,000,000 shares; issued 17,692,632 shares at
    March 31, 1997, 17,541,772 shares at
    June 30, 1996 and 17,542,217 shares at
    March 31, 1996                                                           18              18               17
  Additional paid-in capital                                            160,351         158,262          158,271
  Retained earnings                                                     133,480         111,033           99,965
----------------------------------------------------------------------------------------------------------------
                                                                        293,849         269,313          258,253
  Less cost of common stock in treasury, 102,499
    shares at March 31, 1997, 3,751 shares
    at June 30, 1996 and 3,031 shares at
    March 31, 1996                                                       (1,580)            (70)             (57)
  Less deferred compensation                                             (4,952)         (4,467)          (4,947)
----------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                        287,317         264,776          253,249
----------------------------------------------------------------------------------------------------------------
                                                                  $   1,081,705   $   1,024,795    $   1,041,551
================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                            March 31,                        March 31,
---------------------------------------------------------------------------------------------------------------
                                                      1997             1996            1997             1996
---------------------------------------------------------------------------------------------------------------
Revenues (Note 5)                               $     280,317    $     256,014   $     838,294    $     701,791
---------------------------------------------------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other                 213,373          196,033         644,212          538,153
    Interest (Note 6)                                  12,398           10,569          35,680           28,268
    Selling, general and administrative                39,584           38,850         117,204          100,671
    Loss from impairment of southern
      California real estate inventories                    -           65,000               -           65,000
---------------------------------------------------------------------------------------------------------------
                                                      265,355          310,452         797,096          732,092
---------------------------------------------------------------------------------------------------------------
         Earnings (loss) before income
           taxes and extraordinary item                14,962          (54,438)         41,198          (30,301)

Income taxes (Note 4)                                  (5,386)          19,053         (14,831)          10,605
---------------------------------------------------------------------------------------------------------------
         Earnings (loss) before extraordinary
           item                                         9,576          (35,385)         26,367          (19,696)

Extraordinary item:

    Loss from extinguishment of
      debt (net of tax) (Note 3)                        1,285                -           1,285                -
---------------------------------------------------------------------------------------------------------------

         Net earnings (loss)                    $       8,291    $     (35,385)   $     25,082    $     (19,696)
===============================================================================================================

Weighted average shares outstanding                    17,884           17,958          17,888           17,527
===============================================================================================================
Earnings (loss) per share:

    Earnings (loss) before extraordinary
       item                                     $         .54    $       (1.97)  $        1.47    $       (1.12)

    Extraordinary item                                   (.07)               -            (.07)               -
---------------------------------------------------------------------------------------------------------------

    Net earnings (loss)                         $         .46    $       (1.97)  $        1.40    $       (1.12)
===============================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                 March 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                           1997            1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                         $    613,483   $     525,110
  Cash received from commercial land and facility sales                                       8,217           7,564
  Cash paid for costs related to community home construction                               (429,777)       (352,099)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                                         191,923         180,575
  Cash paid for land acquisitions at operating communities                                   (6,334)         (5,076)
  Cash paid for lot development at operating communities                                    (70,288)        (71,322)
  Cash paid for amenity development at operating communities                                (41,915)        (43,889)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                               73,386          60,288

  Cash paid for costs related to communities in the pre-operating stage                     (63,090)        (77,799)
  Cash received from customers related to conventional homebuilding                         178,092         149,541
  Cash paid for land, development, construction and other costs related
    to conventional homebuilding                                                           (163,097)       (158,598)
  Cash received from residential land development project                                     5,717           6,408
  Cash paid for corporate activities                                                        (33,465)        (30,569)
  Interest paid                                                                             (42,199)        (33,466)
  Cash paid for income taxes                                                                 (8,672)         (9,014)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                                  (53,328)        (93,209)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                                        (2,396)         (5,325)
  Investments in life insurance policies                                                     (1,505)         (2,313)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                                   (3,901)         (7,638)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings                                                                                478,865         229,579
  Repayments of debt                                                                       (421,324)       (175,956)
  Proceeds from sale of common stock                                                              -          45,271
  Proceeds from exercise of common stock options                                              1,077             148
  Purchases of treasury stock                                                                (1,708)            (30)
  Dividends paid                                                                             (2,634)         (2,492)
-------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                54,276          96,520
-------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                              (2,953)         (4,327)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                       18,340          18,900
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                       $     15,387   $      14,573
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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                March 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                          1997            1996
-------------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings (loss) to net cash used for operating activities:
  Net earnings (loss)                                                                  $     25,082   $     (19,696)
  Allocation of non-cash common costs in costs and expenses,
    excluding interest                                                                      190,215         164,949
  Amortization of capitalized interest in costs and expenses                                 35,680          28,268
  Deferred compensation amortization                                                          1,321           1,336
  Depreciation and other amortization                                                         4,736           6,266
  Deferred income taxes on earnings before extraordinary item                                 3,696         (18,683)
  Non-cash loss from impairment of southern California real estate inventories                    -          65,000
  Extraordinary loss from extinguishment of debt (net of tax)                                 1,285               -
  Net increase in home construction costs                                                   (33,475)        (47,549)
  Land acquisitions                                                                         (27,198)        (31,159)
  Lot development                                                                          (111,400)       (150,425)
  Amenity development                                                                       (72,048)        (77,354)
  Pre-acquisition costs                                                                     (17,694)         (6,256)
  Net change in other assets and liabilities                                                (53,528)         (7,906)
-------------------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                            $    (53,328)  $     (93,209)
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

The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(2)      Real Estate Inventories

The components of real estate inventories are as follows:

                                                                     In Thousands
-----------------------------------------------------------------------------------------------
                                                       March 31,       June 30,      March 31,
                                                          1997           1996          1996
                                                      (Unaudited)                   (Unaudited)
-----------------------------------------------------------------------------------------------
Home construction costs                             $     211,275   $   177,800    $    189,904
Unamortized improvement and amenity costs                 487,905       439,679         445,298
Unamortized capitalized interest                           46,054        43,661          44,852
Land held for housing                                     155,430       168,530         191,240
Land and facilities held for future development
  or sale                                                  47,487        70,145          50,316
-----------------------------------------------------------------------------------------------
                                                    $     948,151   $   899,815    $    921,610
===============================================================================================

At March 31, 1997 the Company had 352 completed homes and 730 homes under construction that were not subject to a sales contract. These homes represented $27.8 million and $19.2 million, respectively, of home construction costs at March 31, 1997. At March 31, 1996 the Company had 233 completed homes and 639 homes under construction (representing $17.6 million and $19.5 million, respectively, of home construction costs) that were not subject to a sales contract.

Included in land and facilities held for future development or sale at March 31, 1997 were 318 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations. Also included in land and facilities held for future development or sale at March 31, 1997 were 74 acres of residential and commercial land at the Company's residential land development project.

(3)      Notes Payable, Senior and Subordinated Debt

Notes payable, senior and subordinated debt consists of the following:

                                                                       In Thousands
-------------------------------------------------------------------------------------------------
                                                          March 31,       June 30,     March 31,
                                                            1997           1996          1996
                                                         (Unaudited)                  (Unaudited)
-------------------------------------------------------------------------------------------------
10 7/8% Senior Notes, net                              $          -    $   97,475     $    97,303
9 3/4% Senior Subordinated Debentures due 2003,
  net                                                        97,567        97,259          97,156
9% Senior Subordinated Debentures due 2006,
  net                                                        97,560        97,355          97,286
9 3/4% Senior Subordinated Debentures due 2008,
  net                                                       144,855             -               -
Notes payable to banks under a revolving credit
  facility and short-term lines of credit                   205,000       193,000         233,000
Real estate and other notes                                  28,969        29,588          30,336
-------------------------------------------------------------------------------------------------
                                                       $    573,951    $  514,677     $   555,081
=================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(3)      Notes Payable, Senior and Subordinated Debt (Continued)

         At March 31, 1997 the Company had $205 million outstanding under its $350 million senior unsecured revolving credit facility and no amount outstanding under its $15 million of short-term lines of credit.

         In January 1997 the Company completed a public offering of $150 million in principal amount of 9 3/4% Senior Subordinated Debentures due 2008. The Debentures were issued to the public at a 0.5 percent discount to yield 9.8 percent. The $145 million of net proceeds from the offering were used to repay a portion of the amounts outstanding under the Company's $350 million senior unsecured revolving credit facility. The Company subsequently reborrowed under that facility to redeem all of its $100 million of outstanding 10 7/8% Senior Notes at par on March 31, 1997. In connection with the early redemption of the 10 7/8% Senior Notes, the Company recognized an extraordinary loss of $1.3 million (which represented the unamortized discount and debt issue costs for the Senior Notes, net of a $0.7 million tax benefit). The balance of the reborrowings have been or will be used to fund land acquisitions and develop new projects or for other general corporate purposes.

         At March 31, 1997, under the most restrictive of the covenants in the Company's debt agreements, $12.7 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

(4)      Income Taxes

         The   components  of  income  taxes  on  earnings   (loss)  before  the
         extraordinary loss from extinguishment of debt are:

                                                                 In Thousands
                                                                 (Unaudited)
--------------------------------------------------------------------------------------------------
                                                 Three Months Ended          Nine Months Ended
                                                      March 31,                  March 31,
                                                 1997           1996        1997          1996
--------------------------------------------------------------------------------------------------
Current:
  Federal                                    $     3,954   $    3,972    $    9,357    $     7,298
  State                                              454         (158)        1,778            780
--------------------------------------------------------------------------------------------------
                                                   4,408        3,814        11,135          8,078
--------------------------------------------------------------------------------------------------
Deferred:
  Federal                                          1,593      (19,672)        3,956        (15,981)
  State                                             (615)      (3,195)         (260)        (2,702)
--------------------------------------------------------------------------------------------------
                                                     978      (22,867)        3,696        (18,683)
--------------------------------------------------------------------------------------------------
     Total income tax expense (benefit)      $     5,386   $  (19,053)   $   14,831    $   (10,605)
==================================================================================================

In the three and nine months ended March 31, 1997, the Company also recognized a $0.7 million income tax benefit related to the extraordinary loss from extinguishment of debt.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(5)      Revenues and Costs and Expenses

The components of revenues and costs and expenses are:

                                                                      In Thousands
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                   Three Months Ended             Nine Months Ended
                                                        March 31,                     March 31,
                                                   1997           1996           1997           1996
--------------------------------------------------------------------------------------------------------
Revenues:
   Homebuilding:
        Communities                           $     220,728  $     199,376  $     633,713  $     525,076
        Conventional                                 53,289         50,474        166,013        145,481
--------------------------------------------------------------------------------------------------------
            Total  homebuilding                     274,017        249,850        799,726        670,557

   Land and facility sales                            3,827          3,499         30,061         24,848
   Other                                              2,473          2,665          8,507          6,386
--------------------------------------------------------------------------------------------------------
                                              $     280,317  $     256,014  $     838,294  $     701,791
========================================================================================================

Costs and expenses:
   Home construction and land:
        Communities                           $     164,449  $     150,949  $     476,625  $     393,816
        Conventional                                 45,694         41,843        140,441        123,024
--------------------------------------------------------------------------------------------------------
             Total homebuilding                     210,143        192,792        617,066        516,840

   Cost of land and facility sales                    2,690          2,537         24,751         19,046
   Other cost of sales                                  540            704          2,395          2,267
--------------------------------------------------------------------------------------------------------
             Total home construction, land
                and other                           213,373        196,033        644,212        538,153

   Interest                                          12,398         10,569         35,680         28,268
   Selling, general and administrative               39,584         38,850        117,204        100,671
   Loss from impairment of southern
     California real estate inventories                   -         65,000              -         65,000
--------------------------------------------------------------------------------------------------------
                                              $     265,355  $     310,452  $     797,096  $     732,092
========================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(6)      Interest

         The following table shows the components of interest:

                                                                     In Thousands
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                   Three Months Ended             Nine Months Ended
                                                        March 31,                     March 31,
                                                   1997           1996           1997           1996
--------------------------------------------------------------------------------------------------------
Interest incurred and capitalized             $      13,086  $      12,885  $      38,073  $      39,127
========================================================================================================
Amortization of capitalized interest
   in costs and expenses                      $      12,398  $      10,569  $      35,680  $      28,268
========================================================================================================
Unamortized capitalized interest in real
   estate inventories at period end                                         $      46,054  $      44,852
========================================================================================================
Interest income                               $         369  $         182  $       1,166  $         732
========================================================================================================

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

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA
-------------------------------------------------

                                  Three Months Ended                           Nine Months Ended
                                       March 31,             Change                March 31,          Change
------------------------------------------------------------------------------------------------------------------
                                     1997       1996     Amount   Percent       1997      1996     Amount  Percent
------------------------------------------------------------------------------------------------------------------
OPERATING DATA :
----------------
 Number of net new orders: (1)
    Sun Cities Phoenix(2)              372       290        82     28.3%          994      694       300    43.2%
    Sun City Tucson                     20        56       (36)   (64.3%)          58      127       (69)  (54.3%)
    Sun Cities Las Vegas(3)            272       345       (73)   (21.2%)         751      855      (104)  (12.2%)
    Sun City Palm Desert               118        75        43     57.3%          183      142        41    28.9%
    Sun City Roseville                 153       121        32     26.4%          347      373       (26)   (7.0%)
    Sun City Hilton Head(4)             92       124       (32)   (25.8%)         228      273       (45)  (16.5%)
    Sun City Georgetown(4)             132       151       (19)   (12.6%)         325      326        (1)   (0.3%)
    Terravita                           89       162       (73)   (45.1%)         192      309      (117)  (37.9%)
    Coventry Homes                     390       464       (74)   (15.9%)       1,001    1,091       (90)   (8.2%)
-----------------------------------------------------------------------------------------------------------------
      Total                          1,638     1,788      (150)    (8.4%)       4,079    4,190      (111)   (2.6%)
=================================================================================================================
 Number of home closings:
    Sun Cities Phoenix(2)              271       207        64     30.9%          769      611       158    25.9%
    Sun City Tucson                     23        71       (48)   (67.6%)         102      206      (104)  (50.5%)
    Sun Cities Las Vegas(3)            277       265        12      4.5%          808      634       174    27.4%
    Sun City Palm Desert                69        65         4      6.2%          162      158         4     2.5%
    Sun City Roseville                 118       206       (88)   (42.7%)         446      517       (71)  (13.7%)
    Sun City Hilton Head(4)            105        78        27     34.6%          290      187       103    55.1%
    Sun City Georgetown(4)             151        70        81    115.7%          438       70       368   525.7%
    Terravita                          120        90        30     33.3%          307      321       (14)   (4.4%)
    Coventry Homes                     333       336        (3)    (0.9%)       1,040      974        66     6.8%
-----------------------------------------------------------------------------------------------------------------
      Total                          1,467     1,388        79      5.7%        4,362    3,678       684    18.6%
=================================================================================================================
BACKLOG DATA :
--------------
 Homes under contract at
   March 31:
    Sun Cities Phoenix(2)              778       585       193     33.0%
    Sun City Tucson                      1        70       (69)   (98.6%)
    Sun Cities Las Vegas(3)            585       623       (38)    (6.1%)
    Sun City Palm Desert               133       131         2      1.5%
    Sun City Roseville                 278       427      (149)   (34.9%)
    Sun City Hilton Head(4)            131       235      (104)   (44.3%)
    Sun City Georgetown(4)             265       378      (113)   (29.9%)
    Terravita                          189       286       (97)   (33.9%)
    Coventry Homes                     556       657      (101)   (15.4%)
------------------------------------------------------------------------
     Total(5)                        2,916     3,392      (476)   (14.0%)
========================================================================
Aggregate contract sales amount
   (dollars in millions)        $      566 $     647 $     (81)   (12.5%)
========================================================================
Average contract sales amount per
   home (dollars in thousands)  $      194 $     191 $       3      1.6%
========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (Continued)
-------------------------------------------------------------

                                 Three Months Ended                         Nine Months Ended
                                      March 31,             Change              March 31,            Change
-----------------------------------------------------------------------------------------------------------------
                                   1997       1996     Amount   Percent       1997      1996     Amount  Percent
-----------------------------------------------------------------------------------------------------------------
AVERAGE REVENUE PER
HOME CLOSING :
  Sun Cities Phoenix(2)         $  163,700 $ 164,000 $    (300)    (0.2%)  $  161,900 $160,500 $   1,400     0.9%
  Sun City Tucson                  164,200   172,400    (8,200)    (4.8%)     167,100  173,000    (5,900)   (3.4%)
  Sun Cities Las Vegas(3)          184,100   164,000    20,100     12.3%      179,500  172,100     7,400     4.3%
  Sun City Palm Desert             232,600   212,000    20,600      9.7%      225,600  226,200      (600)   (0.3%)
  Sun City Roseville               221,700   209,500    12,200      5.8%      210,600  212,900    (2,300)   (1.1%)
  Sun City Hilton Head(4)          174,500   165,500     9,000      5.4%      165,900  159,300     6,600     4.1%
  Sun City Georgetown(4)           176,500   184,000    (7,500)    (4.1%)     180,300  184,000    (3,700)   (2.0%)
  Terravita                        286,800   300,100   (13,300)    (4.4%)     291,800  292,200      (400)   (0.1%)
  Coventry Homes                   160,000   150,200     9,800      6.5%      159,600  149,400    10,200     6.8%
    Weighted average               186,800   180,000     6,800      3.8%      183,300  182,300     1,000     0.5%
=================================================================================================================

OPERATING STATISTICS:
---------------------

   Cost and expenses as a
     percentage of revenues:

       Home construction, land and
         other                        76.1%     76.6%     (0.5%)   (0.7%)        76.8%    76.7%      0.1%    0.1%
       Interest                        4.4%      4.1%      0.3%     7.3%          4.3%     4.0%      0.3%    7.5%
       Selling, general and
         administrative               14.1%     15.2%     (1.1%)   (7.2%)        14.0%    14.3%     (0.3%)  (2.1%)

   Ratio of home closings to homes
     under contract in backlog at
     beginning of period              53.4%     46.4%      7.0%    15.1%        136.4%   127.7%      8.7%    6.8%
=================================================================================================================

(1)  Net of cancellations.  The Company recognizes revenue at close of escrow.

(2) Includes Sun City West and Sun City Grand. The Company began taking new home sales orders at Sun City Grand in October 1996. Home closings began at Sun City Grand in February 1997.

(3) Includes Sun City Summerlin and Sun City MacDonald Ranch. The Company began taking new home sales orders at Sun City MacDonald Ranch in September 1995. Home closings began at Sun City MacDonald Ranch in January 1996.

(4) Home closings began at Sun City Hilton Head in August 1995 and at Sun City Georgetown in February 1996.

(5) A majority of the backlog at March 31, 1997 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the nine months ended March 31, 1997 and 1996, cancellations of home sales orders as a percentage of new home sales orders written during the period were 17.5 percent and 17.7 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1997 and 1996

REVENUES. Revenues increased to $280.3 million for the three months ended March 31, 1997 from $256.0 million for the three months ended March 31, 1996.
Increased home closings at Sun City Georgetown (where the Company had home closings for only part of the 1996 quarter) accounted for $14.9 million of the increase. Increased home closings at the Sun Cities Phoenix (where home closings did not begin at Sun City Grand until February 1997) accounted for $10.5 million of the increase. Increased home closings at Terravita (at which the Company had a relatively low level of home closings in the 1996 quarter) resulted in $9.0 million in increased revenues.

Decreased home closings at Sun City Roseville (reflecting the decrease in net new orders experienced at that community in the first quarter of the current fiscal year) and Sun City Tucson (reflecting the approaching completion of that community) resulted in decreased revenues of $18.4 million and $8.3 million, respectively.

An increase in the average revenue per home closing resulted in a $9.6 million increase in revenues. This increase in average revenue per home closing was primarily due to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations and to increases in lot premiums and optional upgrades in homes at certain communities.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $213.4 million for the 1997 quarter compared to $196.0 million for the 1996 quarter was due to the increase in home closings. As a percentage of revenues, these costs were 76.1 percent for the 1997 quarter compared to 76.6 percent for the 1996 quarter, with the decrease largely due to the increase in average revenue per home closing, an improved product mix at one community and reduced land and amenity cost allocations at one other community.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.4 percent for the 1997 quarter compared to 4.1 percent for the 1996 quarter. The increase was primarily due to higher levels of indebtedness.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 14.1 percent for the 1997 quarter as compared to 15.2 percent for the 1996 quarter. This decrease resulted from the spreading of relatively fixed corporate overhead over greater revenues.

LOSS FROM IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES. In connection with the Company's adoption of Statement of Financial Accounting Standards No. 121 in the 1996 quarter, the Company incurred a non-cash loss in the amount of $65.0 million pre-tax ($42.3 million after tax) with respect to its Sun City Palm Desert active adult community.

INCOME TAXES. The increase in income taxes to a $5.4 million expense in the 1997 quarter as compared to a $19.1 million benefit in the 1996 quarter was primarily due to the change in earnings (loss) before income taxes and extraordinary item. The effective tax rate also increased from 35 percent to 36 percent.

EXTRAORDINARY ITEM. In connection with the early redemption of all of the Company's $100 million of outstanding 107/8 Senior Notes at par on March 31, 1997, an extraordinary loss of $1.3 million was recognized in the 1997 quarter. This amount represented the unamortized discount and debt issue costs for the Senior Notes, net of a $0.7 million tax benefit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


NET EARNINGS (LOSS). The Company had net earnings of $8.3 million in the 1997 quarter compared to a net loss of $35.4 million in the 1996 quarter, primarily due to the non-cash loss from impairment of southern California real estate inventories incurred by the Company in the 1996 quarter. A portion of the increased earnings was also due to a 79-unit (5.7 percent) increase in home closings, which helped the Company realize a $24.2 million (9.7 percent) increase in homebuilding revenues and a $6.8 million (11.9 percent) increase in homebuilding gross margin.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1997 quarter were 8.4 percent lower than in the 1996 quarter, a quarter in which the Company recorded the highest level of net new orders in its history. This decrease was largely attributable to Sun City Tucson and Terravita, where net new orders declined
64.3 percent and 45.1 percent, respectively, from the 1996 quarter, reflecting the approaching completion of those communities. Coventry Homes had a 15.9 percent decrease in net new orders as a result of having fewer subdivisions open in the 1997 quarter than in the 1996 quarter and the Sun Cities Las Vegas experienced a 21.2 percent decrease from a particularly strong third quarter in the prior fiscal year. Net new orders at Sun City Hilton Head decreased 25.8 percent from the 1996 quarter; management believes this decline may be largely attributable to significant model renovations that resulted in the closure of many of the models for a large part of the 1997 quarter.

The number of homes under contract at March 31, 1997 was 14.0 percent lower than at March 31, 1996. This backlog decrease was due primarily to a decrease at Sun City Roseville as a result of a decline in net new orders in the first quarter of the current fiscal year and a high level of home closings in the past 12 months at that community. Backlog decreases at Sun City Tucson and Terravita were attributable to the approaching completion of those communities.

Nine Months Ended March 31, 1997 and 1996

REVENUES. Increased home closings at Sun City Georgetown and Sun City Hilton Head (two communities at which the Company had home closings for only part of the nine months ended March 31, 1996) accounted for $67.7 million and $16.4 million, respectively, of the increase in revenues to $838.3 million for the nine months ended March 31, 1997 from $701.8 million for the 1996 period. Increased home closings at the Sun Cities Las Vegas (where the Company had home closings at Sun City MacDonald Ranch for only part of the 1996 period) and the Sun Cities Phoenix (where home closings did not begin at Sun City Grand until February 1997) accounted for $29.9 million and $25.4 million, respectively, of the increase in revenues. Decreased home closings at Sun City Tucson (reflecting the approaching completion of that community) and Sun City Roseville (reflecting the decrease in net new orders experienced at that community in the first quarter of the current fiscal year) resulted in decreased revenues of $18.0 million and $15.1 million, respectively.

An increase in the average revenue per home closing resulted in a $16.1 million increase in revenues. This increase in average revenue per home closing was primarily due to changes in mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations and to increases in lot premiums at certain communities.

Land and facility sales and other revenues were $7.3 million higher in the 1997 period than in the 1996 period. In general, land and facility sales are a normal part of the Company's master-planned community developments but occur irregularly, complicating period-to-period comparisons.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $644.2 million for the 1997 period compared to $538.2 million for the 1996 period was primarily due to the increase in home closings. As a percentage of revenues, these costs were 76.8 percent for the 1997 period compared to 76.7 percent for the 1996 period.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.3 percent for the 1997 period compared to 4.0 percent for the 1996 period. The increase resulted from the same factor that produced the increase for the three month period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 14.0 percent for the 1997 period as compared to 14.3 percent for the 1996 period. This decrease resulted from the spreading of relatively fixed corporate overhead over greater revenues.

LOSS FROM IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES. In the 1996 period the Company incurred a non-cash loss in the amount of $65.0 million pre-tax ($42.3 million after-tax) with respect to its Sun City Palm Desert active adult community. See "Three Months Ended March 31, 1997 and 1996 -- Loss From Impairment of Southern California Real Estate Inventories."

INCOME TAXES. The increase in income taxes to a $14.8 million expense in the 1997 period compared to a $10.6 million benefit in the 1996 period was due to the change in earnings (loss) before income taxes and extraordinary item. The effective tax rate also increased from 35 percent to 36 percent.

EXTRAORDINARY ITEM. In connection with the early redemption of all of the Company's $100 million of outstanding 107/8% Senior Notes at par on March 31, 1997, an extraordinary loss of $1.3 million was recognized in the 1997 period. See "Three Months Ended March 31, 1997 and 1996 -- Extraordinary Item."

NET EARNINGS (LOSS). The Company had net earnings of $25.1 million in the 1997 period compared to a net loss of $19.7 million in the 1996 period, primarily due to the non-cash loss with respect to southern California real estate inventories incurred by the Company in the 1996 period. Excluding this non-cash loss in the 1996 period, net earnings increased by $2.5 million (11.2 percent), while home closings increased by 684 units (18.6 percent) and revenues increased by $136.5 million (19.5 percent). The overall less-than-proportionate increase in net earnings was primarily attributable to the extraordinary loss recognized by the Company in the 1997 quarter.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1997 period were 2.6 percent lower than in the 1996 period. A significant increase was realized at the Sun Cities Phoenix as a result of new order activity at Sun City Grand, which began taking new orders in October 1996. Net new orders at Sun City Tucson and Terravita declined 54.3 percent and 37.9 percent, respectively, from the 1996 period, reflecting the approaching completion of those communities. Net new orders at the Sun Cities Las Vegas declined 12.2 percent from a particularly strong 1996 period. Coventry Homes also experienced an 8.2 percent decrease in net new orders as a result of having fewer subdivisions open in the 1997 period than in the 1996 period.

See "Three Months Ended March 31, 1997 and 1996 -- Net New Order Activity and Backlog" for a discussion of backlog.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY
------------------------------------------------

At March 31, 1997 the Company had $15.4 million of cash and short-term investments, $205 million outstanding under its $350 million senior unsecured revolving credit facility and no amount outstanding under its $15 million of short-term lines of credit.

In January 1997 the Company completed a public offering of $150 million in principal amount of 9 3/4% Senior Subordinated Debentures due 2008. The $145 million of net proceeds from the offering were used to repay a portion of the amounts outstanding under the Company's $350 million senior unsecured revolving credit facility. The Company subsequently reborrowed under that facility to redeem all of its $100 million of outstanding 10 7/8% Senior Notes at par on March 31, 1997. The balance of the reborrowings have been or will be used to fund land acquisitions and develop new projects or for other general corporate purposes.

Management believes that the Company's current borrowing capacity, when combined with existing cash and short-term investments and currently anticipated cash flows from the Company's operating communities, conventional homebuilding activities and residential land development project, will provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for the next 12 months. However, these operating requirements reflect some limitations on the timing and extent of new projects and activities that the Company may otherwise desire to undertake.

The Company's senior unsecured revolving credit facility and the indentures for the Company's publicly-held debt contain restrictions which, depending on the circumstances, could affect the Company's ability to borrow in the future. If the Company at any time is not successful in obtaining sufficient capital to fund its then planned development and expansion expenditures, some or all of its projects may be significantly delayed. Any such delay could result in cost increases and may adversely affect the Company's results of operations.

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

During the nine months ended March 31, 1997 the Company generated $191.9 million of net cash from community sales activities, used $118.5 million of cash for land and lot and amenity development at operating communities, paid $63.1 million for costs related to communities in the pre-operating stage, generated $15.0 million of net cash from conventional homebuilding operations and used $78.6 million of cash for other operating activities. The resulting $53.3 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues and for corporate activities, including payment of interest and income taxes) was funded mainly through proceeds from the public offering of $150 million in excess of the $100 million redemption of the Company's Senior Notes, borrowings under the Company's senior unsecured revolving credit facility and utilization of cash and short-term investments existing at the beginning of the period.

At March 31, 1997, under the most restrictive of the covenants in the Company's debt agreements, $12.7 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock. During the third quarter of fiscal 1997, the Company acquired 111,000 shares of its common stock at a total cost of $1.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS
----------------------------------------------------------

Management believes that in fiscal 1998 it will be difficult to maintain earnings at the level currently anticipated for fiscal 1997, primarily because of the build-out of the Company's Terravita community, projected higher interest rates, a projected lower backlog at the beginning of fiscal 1998 than at the beginning of fiscal 1997 and the fact that the Company will not be adding any new Sun City communities during the year.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical results are forward-looking statements. These forward-looking statements, including those in the paragraph above, involve risks and uncertainties including, but not limited to, risks associated with new and future communities, including entitlement timing and completion, competition, financing availability, fluctuations in interest rates or labor and material costs, government regulation, geographic concentration and other matters set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. Actual results may differ materially from those projected or implied. Further, certain forward-looking statements are based on assumptions of future events which may not prove to be accurate.

                           PART II. OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

   (a)      Exhibit  27       Financial Data Schedule

   (b) In the quarter ended March 31, 1997 the Company filed three reports on Form 8-K dated: (1) January 13, 1997 to file a press release announcing net new orders and home closings for the quarter ended December 31, 1996; (2) January 17, 1997 to file the Underwriting Agreement for the $150 million in principal amount of 9 3/4% Senior Subordinated Debentures due 2008 publicly issued by the Company in January 1997; and (3) January 21, 1997 to file the Indenture for the $150 million of 9 3/4% Senior Subordinated Debentures due 2008.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                                               DEL WEBB CORPORATION
                                                    (Registrant)




Date:         May 7, 1997                        /s/ Philip J. Dion
       --------------------------      ----------------------------------------
                                                     Philip J. Dion
                                         Chairman and Chief Executive Officer


Date:         May 7, 1997                       /s/ John A. Spencer
       --------------------------      -----------------------------------------
                                                    John A. Spencer
                                       Senior Vice President and Chief Financial
                                       Officer
                                       18