Form 10-K405
period 1997-06-30
DEL WEBB CORP
filed 1997-09-08
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year July 1, 1996 to June 30, 1997.


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

                                 (602) 808-8000
                (Registrant's phone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                    Name of each exchange on which
           -------------------                    ------------------------------
                                                             registered
                                                             ----------
                                                      New York Stock Exchange
  Common Stock (par value $.001 per share)             Pacific Stock Exchange
9 3/4% Senior Subordinated Debentures due 2003        New York Stock Exchange
 9% Senior Subordinated Debentures due 2006           New York Stock Exchange
9 3/4% Senior Subordinated Debentures due 2008        New York Stock Exchange

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
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant's Common Stock outstanding at July 31, 1997 was 17,577,461 shares. At that date, the aggregate market value of Registrant's Common shares held by non-affiliates, based upon the closing price of the Common Stock on the New York Stock Exchange on that date, was approximately $327,400,000.

                       Documents Incorporated by Reference

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 1997 are incorporated herein as set forth in Part III of this Annual Report.

                              DEL WEBB CORPORATION
                             FORM 10-K ANNUAL REPORT
                            For the Fiscal Year Ended
                                  June 30, 1997

                                TABLE OF CONTENTS

                                     PART I

Item 1.                                                                     PAGE
  and
Item 2.   Business and Properties

          The Company......................................................... 1
          Master-Planned Communities.......................................... 1
          Future Communities.................................................. 2
          Conventional Homebuilding........................................... 3
          Product Design...................................................... 4
          Construction........................................................ 4
          Sales Activities.................................................... 4
          Competition......................................................... 5
          Certain Factors Affecting the Company's Operations.................. 5
          Forward Looking Information; Certain Cautionary Statements.......... 7
          Executive Officers of the Company................................... 8
          Employees...........................................................10

Item 3.   Legal Proceedings...................................................10

Item 4.   Submission of Matters to a Vote of Security Holders.................10





                                     PART II

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters.......................................11

Item 6.   Selected Consolidated Financial Data................................12

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations
              Certain Consolidated Financial and Operating Data...............14
              Results of Operations...........................................16
              Liquidity and Financial Condition of the Company................19
              Impact of Inflation.............................................20

                                                                            PAGE


Item  8.  Financial Statements and Supplementary Data.........................20

Item  9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure............................20


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................21

Item 11.  Executive Compensation..............................................21

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management....................................................21

Item 13.  Certain Relationships and Related Transactions......................21


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K...............................................22

                                     PART I

Items 1. and 2.    Business and Properties

THE COMPANY

Del Webb Corporation develops residential communities ranging from smaller-scale, non-amenitized communities within its conventional homebuilding operations to large-scale, master-planned communities with extensive amenities. The Company currently conducts its operations in the states of Arizona, Nevada, California, Texas and South Carolina.

The Company's primary activities involve the development of large-scale, master-planned communities with extensive amenities for active adults age 55 and over. The Company is one of the nation's leading developers of such age-qualified active adult communities. It has extensive experience in the active adult community business, having built and sold more than 56,000 homes at ten Sun City communities over the past 37 years. The Company designs, develops and markets these communities, controlling all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is usually the exclusive developer of homes.

The Company was incorporated in 1946 in Arizona and reincorporated in 1994 in Delaware. The Company's principal executive offices are located at 6001 North 24th Street, Phoenix, Arizona 85016 and its telephone number is (602) 808-8000. The Company conducts substantially all of its activities through subsidiaries and, as used in this Annual Report, the term the "Company" includes Del Webb Corporation and its subsidiaries unless the context indicates otherwise.

Statements in this Annual Report as to acreage, mileage, number of future homes, square feet, employees and shareholders are approximations.

MASTER-PLANNED COMMUNITIES

At June 30, 1997 the Company had nine large-scale, master-planned communities at which home closings were taking place. The Company also had one master-planned community, Sun City Tucson, at which home closings were completed in the fiscal year ended June 30, 1997. These communities are generally characterized by extensive and distinguishing amenities which promote an active lifestyle involving numerous clubs, classes and recreational, fitness and social activities. These amenities have included, among others, golf courses, exercise and fitness centers, swimming pools, social halls, arts and crafts studios, tennis courts, walking trails and restaurants.

The following table shows certain information concerning the nine communities at which the Company was delivering homes at June 30, 1997. The table includes information with respect to land owned by the Company and which it has options to acquire.

                                Sun Cities Sun Cities  Sun City    Sun City   Sun City    Sun City
                                 Phoenix    Las Vegas Palm Desert Roseville  Hilton Head Georgetown  Terravita
                                 -------    --------- ----------- ---------  ----------- ----------  ---------
First home closing.............    1978       1989       1992        1995       1995        1996       1994
Total acres....................   10,859      3,064       865       1,200       5,600       5,625       823
Homes at completion............   26,150     10,146      2,409      3,109       8,500      10,500      1,380
Home closings through
  June 30, 1997................   16,291      7,195      1,384      1,674        676         851       1,260
Future homes to be closed......   9,859       2,951      1,025      1,435       7,824       9,649       120
Future homes to be offered.....   9,167       2,418       899       1,155       7,665       9,447        -
Base price range of homes at
  June 30, 1997 (in thousands). $90 - 250  $100 - 290 $120 - 300  $120 - 290 $100 - 270  $110 - 240 $170 - 400

The Sun Cities Phoenix include Sun City West and Sun City Grand. These communities are located 25 miles northwest of downtown Phoenix, Arizona. The build-out of Sun City West is being coordinated with the development of Sun City Grand, where home closings began in February 1997.

The Sun Cities Las Vegas include Sun City Summerlin and Sun City MacDonald Ranch. Sun City Summerlin is located eight miles northwest of downtown Las Vegas, Nevada. Sun City MacDonald Ranch is located in Henderson, Nevada, near Las Vegas.

Sun City Palm Desert is located in the Coachella Valley 20 miles east of Palm Springs, California, and 130 miles east of downtown Los Angeles. Information in the above table is for phase one of that community. The Company also owns 700 adjacent acres for a second phase of development at Sun City Palm Desert. If developed, this second phase is currently planned for 2,300 homes. Development of future phases at any of the Company's communities will depend on the state of the economy and prospects for the communities at the time the current phases near completion.

Sun City Roseville is located 20 miles northeast of downtown Sacramento, California.

Sun City Hilton Head is located inland 13 miles from Hilton Head Island, South Carolina. This community encompasses 5,600 acres, 2,569 of which are owned by the Company and the balance of which it has options to purchase.

Sun City Georgetown is located 30 miles north of downtown Austin, Texas. This community encompasses 5,625 acres, 4,883 of which are owned by the Company and the balance of which it has options to purchase.

Terravita is a master-planned residential country-club community located in Scottsdale, Arizona, that is not age- qualified. All remaining homes at Terravita are subject to home sale contracts, with a backlog of 120 homes remaining to be closed as of June 30, 1997.

FUTURE COMMUNITIES

The Company believes that the demographic attributes of its active adult market segment of people age 55 and over present significant opportunities for future active adult communities. The Company's plan is to capitalize on those opportunities and its experience, expertise and reputation by developing active adult communities in strategically selected locations. The current business strategy of the Company includes conducting extensive market research on prospective areas, including consumer surveys and supply and demand analyses, in connection with its evaluation of sites for future active adult communities. To the extent the Company has had a successful community in an area, the Company generally strives to maintain a market presence in that area through development of a successor community as build-out of the former community approaches.

At any given time, the Company may have a number of land acquisitions for potential communities under study and in various stages of investigation or negotiation. The Company is currently investigating the acquisition of land for communities to be located both in areas of the country where the Company has active adult communities (such as the Prescott, Arizona area) and in other areas (such as the Williamsburg, Virginia area), including full four-season areas (i.e., areas which experience cold winters) where it does not have experience in developing communities.

The Company's potential future communities are subject to extensive federal, state and local regulations regarding development and the environment, the broad discretion that governmental agencies have in administering those regulations, "no growth" or "slow growth" political views and concerns of environmental groups, all of which can prevent, delay, make uneconomic or significantly increase the cost of such communities.

In connection with the development of the Company's potential future communities, numerous governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. In addition, third parties can file lawsuits challenging approvals or permits received, which could cause substantial uncertainties and material delays for the community and, if successful, could result in approvals or permits being voided.

In making significant land acquisitions, the Company generally endeavors to acquire options on the land to mitigate risks and reduce holding costs during the detailed feasibility and entitlement process. However, under certain circumstances, the Company may acquire such property at an earlier stage in the development process.

At June 30, 1997 the Company had three lower-amenitized future communities in various stages of development. These communities range in size from 360 to 1,000 planned units on 175 to 300 acres (some of which the Company owns and some of which the Company has options to acquire). Two of these communities are age-qualified and one is not. These smaller-scale communities are generally planned to include fitness centers, clubhouses, swimming pools, tennis courts and walking trails, but not golf courses. Sales activity is expected to begin at all three of these communities in the fiscal year ending June 30, 1998.

Set forth below is selected information concerning several large-scale communities which the Company is planning to develop. None of these potential communities is currently anticipated to have home closings in the fiscal year ending June 30, 1998.

              Chicago Area
              ------------

The Company is planning a 5,000-unit active adult community on 1,800 acres which it has options to purchase in the Chicago area town of Huntley, Illinois. The major amenities at this large-scale active adult community will be comparable to those at the Company's existing large-scale communities and will be designed for summer and winter health, fitness and social activities.

              Las Vegas Area
              --------------

The Company is planning a 4,700-acre master-planned community in the southern Las Vegas valley. This community is planned to consist of three components: a 3,400-acre large-scale active adult community to be the successor community to Sun City Summerlin; a 950-acre gate-guarded, amenity-rich country club community that will not be age-qualified; and a 350-acre conventional residential development planned to contain multiple communities and homes offered in a wide range of prices. The Company is currently working with the United States Bureau of Land Management ("BLM") to obtain the land for this community in trades for environmentally-sensitive lands obtained or to be obtained by the Company for purposes of the trades. The first phase of this land (920 acres) was acquired from the BLM in July 1997.

              Sun City Lincoln Hills
              ----------------------

Sun City Lincoln Hills is planned as the successor large-scale active adult community to Sun City Roseville, which is nearby. Sun City Lincoln Hills is planned for 4,800 homes on 2,361 acres, 400 of which are owned by the Company and the balance of which the Company has options to purchase. Sun City Lincoln Hills is planned to have amenities comparable to those at the Company's existing large-scale communities.

              Villages at Desert Hills
              ------------------------

Since 1992 the Company has owned 5,600 acres of land north of Phoenix as the site for a possible master-planned community currently known as the Villages at Desert Hills. This community is currently planned for 14,500 homes. The Villages at Desert Hills is planned to include conventional and master-planned communities.

CONVENTIONAL HOMEBUILDING

The Company began its conventional homebuilding operations in the Phoenix area in 1991 and expanded these operations to Tucson in 1994, Las Vegas and southern California in 1995 and north-central Arizona in 1996. At June 30, 1997 the Company had a backlog of home sales orders at 25 communities -- 14 in the Phoenix area, 4 in the Tucson area, 4 in the Las Vegas area, 2 in southern California and 1 in north-central Arizona. The Company has no current plans to continue its conventional homebuilding operations in southern California after completion of its existing communities.

In order to capitalize on its market knowledge and organizational structure, the Company's conventional homebuilding activities are primarily conducted in metropolitan or market areas in which the Company is developing an active adult community. The Company's conventional homebuilding operations offer homes in a broad range of prices ($70,000 to $420,000 at June 30, 1997). For the year ended June 30, 1997, conventional homebuilding operations generated 20.8 percent of the Company's homebuilding revenues. The Company currently expects that active adult community development will continue to be its primary business activity.

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

CONSTRUCTION

The Company generally functions as its own general contractor. At all stages of production, the Company's management personnel and on-site superintendents coordinate the activities of contractors, consultants and suppliers and subject their work to quality and cost controls. Consulting firms assist in project planning and independent contractors are employed to perform almost all of the site development and construction work. Within its communities the Company is usually the exclusive developer of homes and does not sell vacant lots to others for residential construction purposes. The time required for construction of the Company's homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The Company strives to coordinate the construction of homes with home sales orders to control the costs and risks associated with completed but unsold inventory. An inventory of unsold homes is maintained for immediate sale to customers.

SALES ACTIVITIES

At each of its large-scale communities the Company establishes a large and well-appointed sales pavilion and an extensive complex of furnished model homes. These models include a wide variety of single family homes, each of which is generally available in several exterior styles.

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

While more than one factor may contribute to a given home sale, the Company's experience indicates that a substantial portion of the home sales at its communities are attributable to follow-ups on referrals from residents of its communities and to the Company's "Vacation Getaway" program. This program enables prospective purchasers to visit an active adult community and stay (for a modest charge) in vacation homes for from a few days to one week to experience the Sun City lifestyle prior to deciding whether to purchase a home.

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

The Company offers mortgage financing for the purchasers of homes at its communities. The Company sells the mortgages it generates to third parties.

COMPETITION

All of the Company's real estate operations are subject to substantial competition. The Company competes with numerous national, regional and local homebuilders and developers, some of which have greater financial resources than the Company.

The Company believes that it maintains a leading position within the active adult community market in each of the metropolitan areas in which it has a community currently generating revenues. The Company believes the major competitive factors in active adult community home purchases include location, lifestyle, price, value, recreational facilities and other amenities, and builder/developer reputation. The Company believes its reputation, established by building and selling more than 56,000 homes over 37 years and providing an attractive lifestyle for adults age 55 and over, enhances the Company's active adult community marketing position.

For the Company's active adult communities, there are varying degrees of direct and increasing competition from businesses engaged exclusively or primarily in the sale of homes to buyers age 55 and older and from non-age-qualified, master-planned communities in these areas. The Company competes with new home sales and resales at these other communities, as well as with resales of homes in its own communities. The Company believes there may be significant additional future competition in active adult community development, including competition from national homebuilders and conventional community developers.

In each of the areas in which the Company has conventional homebuilding operations, the Company is subject to a high degree of competition from new home developers, home resales, rental housing and condominium development. The Company believes that the major competitive factors in this part of its business include location, home quality, price, design and mortgage financing terms.

CERTAIN FACTORS AFFECTING THE COMPANY'S OPERATIONS

Set forth below is a brief description of certain matters that may affect the Company.

FUTURE AND NEWER COMMUNITIES. The Company's communities are built out over time. The medium- and long-term future of the Company will be dependent on the Company's ability to develop and market future communities successfully. Acquiring land and committing the financial and managerial resources to develop a large-scale community involves significant risks. Before these communities generate any revenues, they require material expenditures for, among other things, acquiring land, obtaining development approvals and constructing project infrastructure (such as roads and utilities), recreation centers, model homes and sales facilities. It generally takes several years for such communities to achieve positive cash flow.

The Company will incur additional risks, to the extent it develops a different size or style of community or develops communities in climates or geographic areas in which it does not have experience. These risks include acquiring the necessary construction materials and labor in sufficient amounts and on acceptable terms and adapting the Company's construction methods to different geographies and climates. Among other things, the Company believes that a significant portion of the home sales at its active adult communities is attributable to referrals from, or sales to, residents of those communities. The extent of such referrals or sales at new communities developed in other areas of the country may be less than the Company has enjoyed at the active adult communities where it currently sells homes, and there will be challenges attracting potential customers from areas and to a market in which the Company has not had significant experience.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONSIDERATIONS. The Company's business is subject to extensive federal, state and local regulations regarding development and the environment, the broad discretion that governmental agencies have in administering those regulations and "no growth" or "slow growth" political views and concerns of environmental groups, all of which can prevent, delay, make uneconomic or significantly increase the cost of its developments.

In connection with the development of the Company's new and existing communities and other real estate projects, numerous governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. In addition, third parties can file lawsuits challenging approvals or permits received, which could cause substantial uncertainties and material delays for the project and, if successful, could result in approvals or permits being voided.

GEOGRAPHIC CONCENTRATION. The Company's primary business operations are particularly concentrated in the Phoenix and Las Vegas metropolitan areas. Its entire operations are comprised of a limited number of communities in five states. The Company's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse project-specific matters.

A significant number of purchasers at the Company's active adult communities in Arizona, Nevada and southern California are from southern California. Those communities may be affected by conditions in the southern California real estate market and the southern California economy generally.

CYCLICAL NATURE OF REAL ESTATE OPERATIONS AND OTHER CONDITIONS GENERALLY. The Company's communities are subject to real estate market conditions (both where its communities and conventional homebuilding operations are located and in areas where its potential customers reside), the cyclical nature of real estate operations, general national economic conditions and changing demographic conditions.

The Company's communities are long-term projects. Sales activity at the Company's communities varies from period to period, and the ultimate success of any community cannot necessarily be judged by results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand in the area or other reasons) than it does during later periods over the life of the community. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product and home closings among the Company's communities and conventional homebuilding operations and by sales of commercial land and facilities at the Company's communities.

The Company's real estate operations also depend upon the availability and cost of mortgage financing. An increase in interest rates, which may result from governmental policies and other factors outside the control of the Company, may adversely affect the buying decisions of potential home buyers and their ability to sell their existing homes.

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

FINANCING AND LEVERAGE. Real estate development is dependent on the availability and cost of financing. In periods of significant growth, the Company will require significant additional capital resources, whether from issuances of equity or by incurring additional indebtedness. The Company's principal credit facility restricts and the indentures for its publicly-held debt contain provisions that may restrict indebtedness of the Company. The availability of debt financing is also dependent on governmental policies and other factors outside the control of the Company. No assurance can be given as to the availability or cost of any future financing. If the Company cannot obtain sufficient capital to fund its development and expansion expenditures, its projects may be significantly delayed, resulting in cost increases and adverse effects on the Company's results of operations. The Company's degree of leverage from time to time will affect its interest incurred and may limit funds available for operations, which could limit its ability to withstand adverse changes or capitalize on business opportunities.

NATURAL RISKS. Some of the Company's communities are subject to natural risks including earthquakes, floods, tornados, hurricanes and significant rainfall. Such natural risks could have a material adverse impact on the development of and results of operations for the community affected.

Additional information on factors which could affect the Company's financial results may be included in subsequent reports filed by the Company with the Securities and Exchange Commission.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report that are not historical results are forward looking statements. These forward looking statements, involve risks and uncertainties including but not limited to those referred to above. Actual results may differ materially from those projected or implied. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names and ages of all executive officers of the Company and the offices held with the Company at July 31, 1997.

                                                                                                Years
                                                                              Years as an      Employed
                                                                               Executive        by the
           Name           Age                         Position                  Officer        Company
- ---------------------- ---------  ----------------------------------------- ---------------- ------------
P. J. Dion                52      Chairman of the Board and                       15              15
                                     Chief Executive Officer

J. F. Contadino           55      Executive Vice President                         5               6

L. C. Hanneman, Jr.       50      Executive Vice President                         8              25

J. H. Gleason             55      Senior Vice President, Project Planning          7               9
                                     and Development

A. L. Mariucci            40      Senior Vice President and                       11              13
                                     General Manager - Terravita and
                                     Villages at  Desert Hills

F. D. Pankratz            47      Senior Vice President and                        9              10
                                     General  Manager - Sun City
                                     Summerlin and Sun City
                                     MacDonald Ranch

C. T. Roach               50      Senior Vice President and                        8              18
                                     General Manager - Sun City West
                                     and Sun City Grand

J. A. Spencer             48      Senior Vice President and                       12              18
                                     Chief Financial Officer

L. W. Beckner             50      Vice President, Information Services             1               1

R. C. Jones               52      Vice President and General Counsel               5               5

D. V. Mickus              51      Vice President, Treasurer and Secretary         11              14

J. M. Murray              43      Vice President and General Manager -             1               8
                                     Sun City Roseville

D. E. Rau                 40      Vice President and Controller                   11              12

D. G. Schreiner           44      Vice President, Marketing                        4               6

M. L. Schuttenberg        54      Vice President, Human Resources                  4              11

R. L. Vandermeer          46      Vice President and General Manager -         Less than           8
                                     Sun City Hilton Head                      one year

R. R. Wagoner             56      Vice President, Land Development                 3               5
- ---------------------- ---------  ----------------------------------------- ---------------- ------------

Mr. Dion has served as Chairman of the Board and Chief Executive Officer since November 1987.

Mr. Contadino has served as Executive Vice President, overseeing conventional homebuilding and non-active adult community operations, since May 1996. Prior to that time he served as Senior Vice President from January 1994 to May 1996 and as Vice President from November 1991 to January 1994.

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

Ms. Mariucci has served as Senior Vice President since May 1996. Prior to that time she served as a Vice President from June 1986 (when she began serving as Vice President, Corporate Planning and Development) to May 1996. She has served as General Manager of Terravita since December 1992 and General Manager of the Villages at Desert Hills since July 1996.

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

Ms. Schuttenberg has served as Vice President, Human Resources, since April 1993. Prior to that time she served as Director of Human Resources from March 1992 to April 1993.

Mr. Vandermeer has served as Vice President since November 1996, when he began serving as General Manager of Sun City Hilton Head. Prior to that time he served as General Manager of Sun City Georgetown from October 1994 to November 1996 and in a sales management capacity at Sun City West from January 1991 to October 1994.

Mr. Wagoner has served as Vice President, Land Development, since January 1994. Prior to that time he served as Director of Land Development from January 1992 to January 1994. Prior to 1992 Mr. Wagoner was a principal and stockholder for 32 years at Collar, Williams and White Engineering in Phoenix, where he held various positions including President.

EMPLOYEES

At June 30, 1997 the Company had 2,500 employees. The Company currently has no unionized employees. The Company believes that its employee relations are generally satisfactory.

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

Item 4.       Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

The Company's common stock is listed on the New York Stock Exchange and Pacific Stock Exchange under the trading symbol (WBB). The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for the two fiscal years ended June 30, 1997.

                                                                Sales Price
- ---------------------------------------------------------------------------------------------------------
                                            Fiscal Year 1997                   Fiscal Year 1996
- ---------------------------------------------------------------------------------------------------------
Quarter Ended                            High              Low              High              Low
- ---------------------------------------------------------------------------------------------------------
September 30                             19 3/4            16 1/4            25               17 3/4
December 31                              17 3/4            15 1/4            21 1/2           17 3/8
March 31                                 17 7/8            15 1/4            20 3/4           16 1/4
June 30                                  17                14 3/4            20               16 3/8
- ---------------------------------------------------------------------------------------------------------

As of July 31, 1997 the number of shareholders of record of common stock of the Company was 3,100.

The Company has paid regular quarterly dividends of $.05 per share for each quarter in the last five fiscal years. The amount and timing of any future dividends is subject to the discretion of the Board of Directors. Among the factors which the Board of Directors may consider in determining the amount and timing of dividends are the earnings, cash needs and capital resources of the Company. In addition, the Company is party to a loan agreement and various indentures that contain covenants restricting the Company's ability to pay dividends and acquire its common stock. Under the most restrictive of these covenants, at June 30, 1997 $15.2 million of the Company's retained earnings were available for payment of cash dividends and for the acquisition by the Company of its common stock. During fiscal 1997 the Company acquired 137,258 shares of its common stock at a total cost of $2.1 million.

In August 1995 the Company publicly sold 2,474,900 shares of its common stock at a price to the public of $19.50 per share.

Item 6.       Selected Consolidated Financial Data
              (Not covered by report of independent auditors)

The following tables set forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 1997. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       Dollars In Thousands Except Per Share Data
                                                                   Year Ended June 30,
- ----------------------------------------------------------------------------------------------------------
                                                 1997         1996        1995        1994        1993
- ----------------------------------------------------------------------------------------------------------
Statement of operations information:
Revenues:
  Home sales - communities                  $    906,523  $   794,671  $  620,012  $  405,462  $  324,817
  Home sales - conventional homebuilding         237,566      217,158     144,469      79,992      44,456
  Land and facility sales and other               42,173       38,904      38,638      24,607      21,313
- ---------------------------------------------------------------------------------------------------------
  Total revenues                            $  1,186,262  $ 1,050,733  $  803,119  $  510,061  $  390,586
=========================================================================================================
Earnings (loss):
  Continuing operations (1)                 $     39,686  $   (7,751)  $   28,491  $   17,021  $   16,863
  Total (2)                                 $     38,401  $   (7,751)  $   28,491  $   17,021  $   24,511
=========================================================================================================
Net earnings (loss) per share:
  Continuing operations (1)                 $       2.22  $     (.44)  $     1.87  $     1.13  $     1.05
  Total (2)                                         2.15        (.44)        1.87        1.13        1.53
=========================================================================================================
Cash dividends per share                    $        .20  $      .20   $      .20  $      .20  $      .20
=========================================================================================================

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

(2) Total earnings for fiscal 1997 include a $1.3 million extraordinary loss from the early extinguishment of debt. Total earnings for fiscal 1993 include a $12.8 million loss from discontinued operations (primarily additional loss provisions related to the Company's discontinued land development projects), a $0.5 million extraordinary gain from the extinguishment of debt on a discounted basis and a $20.0 million increase in net earnings as a result of a cumulative effect of an accounting change from the adoption of SFAS No. 109.

Item 6.       Selected Consolidated Financial Data (Continued)
              (Not covered by report of independent auditors)

                                                                  Dollars In Thousands
                                                                  Year Ended June 30,
- ---------------------------------------------------------------------------------------------------------
                                                    1997        1996        1995        1994       1993
- ---------------------------------------------------------------------------------------------------------
Balance sheet information at year-end:
  Total assets                                 $ 1,086,662 $ 1,024,795  $  925,050  $  758,424 $  555,586

  Notes payable and senior debt                    222,881     320,063     284,585     189,657    133,175
  Subordinated debt                                340,187     194,614     206,673     206,019    108,688
                                               ----------- -----------  ----------  ---------- ----------
  Total notes payable, senior and
    subordinated debt                              563,068     514,677     491,258     395,676    241,863

  Shareholders' equity                         $   299,830 $   264,776  $  229,342  $  201,324 $  199,446

  Total notes payable, senior and
    subordinated debt divided by total
    notes payable, senior and subordinated
    debt and shareholders' equity                    65.3%       66.0%       68.2%       66.3%      54.8%
=========================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA
- -------------------------------------------------

Set forth below is certain consolidated financial and operating data of the Company as of and for each of the three fiscal years ended June 30, 1997.

                                          Year Ended                   Change                Change
                                           June 30,                 1997 vs 1996          1996 vs 1995
- -------------------------------------------------------------  -------------------  --------------------
                                    1997      1996      1995     Amount   Percent     Amount    Percent
- -------------------------------------------------------------  -------------------  --------------------
OPERATING DATA:
 Number of net new orders(1):
   Sun Cities Phoenix(2)            1,271       963       946         308    32.0%           17     1.8%
   Sun City Tucson                     58       160       310        (102)  (63.8%)        (150)  (48.4%)
   Sun Cities Las Vegas(3)          1,091     1,241       770        (150)  (12.1%)         471    61.2%
   Sun City Palm Desert               262       216       267          46    21.3%          (51)  (19.1%)
   Sun City Roseville                 553       537       515          16     3.0%           22     4.3%
   Sun City Hilton Head(4)            337       349       149         (12)   (3.4%)         200   134.2%
   Sun City Georgetown(4)             440       491       122         (51)  (10.4%)         369   302.5%
   Terravita                          226       431       392        (205)  (47.6%)          39     9.9%
   Coventry Homes                   1,359     1,462     1,063        (103)   (7.0%)         399    37.5%
- -------------------------------------------------------------  -------------------  --------------------
     Total                          5,597     5,850     4,534        (253)   (4.3%)       1,316    29.0%
=============================================================  ===================  ====================
 Number of home closings:
   Sun Cities Phoenix(2)            1,132       912     1,104         220    24.1%         (192)  (17.4%)
   Sun City Tucson                    103       264       444        (161)  (61.0%)        (180)  (40.5%)
   Sun Cities Las Vegas(3)          1,200     1,001       847         199    19.9%          154    18.2%
   Sun City Palm Desert               248       251       282          (3)   (1.2%)         (31)  (11.0%)
   Sun City Roseville(4)              650       731       293         (81)  (11.1%)         438   149.5%
   Sun City Hilton Head(4)            371       305       N/A          66    21.6%          305      N/A
   Sun City Georgetown(4)             616       235       N/A         381   162.1%          235      N/A
   Terravita                          410       425       425         (15)   (3.5%)           -        -
   Coventry Homes                   1,476     1,407       921          69     4.9%          486    52.8%
- -------------------------------------------------------------  -------------------  --------------------
      Total                         6,206     5,531     4,316         675    12.2%        1,215    28.2%
=============================================================  ===================  ====================
BACKLOG DATA:
 Homes under contract at June 30:
   Sun Cities Phoenix(2)              692       553       502         139    25.1%           51    10.2%
   Sun City Tucson                    N/A        45       149         (45) (100.0%)        (104)  (69.8%)
   Sun Cities Las Vegas(3)            533       642       402        (109)  (17.0%)         240    59.7%
   Sun City Palm Desert               126       112       147          14    12.5%          (35)  (23.8%)
   Sun City Roseville(4)              280       377       571         (97)  (25.7%)        (194)  (34.0%)
   Sun City Hilton Head(4)            159       193       149         (34)  (17.6%)          44    29.5%
   Sun City Georgetown(4)             202       378       122        (176)  (46.6%)         256   209.8%
   Terravita                          120       304       298        (184)  (60.5%)           6     2.0%
   Coventry Homes                     478       595       540        (117)  (19.7%)          55    10.2%
- -------------------------------------------------------------  -------------------  --------------------
      Total(5)                      2,590     3,199     2,880        (609)  (19.0%)         319    11.1%
=============================================================  ===================  ====================
Aggregate contract sales amount
  (dollars in millions)              $514      $617      $565       ($103)  (16.7%)         $52     9.2%
Average contract sales amount
  per home (dollars in thousands)    $198      $193      $196          $5     2.6%          $(3)   (1.5%)
=============================================================  ===================  ====================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (Continued)
- -------------------------------------------------------------

                                              Year Ended                       Change                Change
                                               June 30,                     1997 vs 1996          1996 vs 1995
- ----------------------------------------------------------------------  --------------------  --------------------
                                    1997         1996         1995       Amount    Percent      Amount   Percent
- ----------------------------------------------------------------------  --------------------  --------------------
AVERAGE REVENUE PER
  HOME CLOSING:
  Sun Cities Phoenix(2)         $    158,900 $    160,300 $    151,100 $   (1,400)     (0.9%) $    9,200      6.1%
  Sun City Tucson                    167,000      170,600      164,400     (3,600)     (2.1%)      6,200      3.8%
  Sun Cities Las Vegas(3)            182,900      171,000      180,700     11,900       7.0%      (9,700)    (5.4%)
  Sun City Palm Desert               221,100      224,100      214,400     (3,000)     (1.3%)      9,700      4.5%
  Sun City Roseville(4)              215,800      217,800      201,100     (2,000)     (0.9%)     16,700      8.3%
  Sun City Hilton Head(4)            168,100      159,200          N/A      8,900       5.6%         N/A       N/A
  Sun City Georgetown(4)             183,100      181,500          N/A      1,600       0.9%         N/A       N/A
  Terravita                          292,100      295,600      253,700     (3,500)     (1.2%)     41,900     16.5%
  Coventry Homes                     161,000      154,300      156,900      6,700       4.3%      (2,600)    (1.7%)
    Weighted average            $    184,400 $    182,900 $    177,100 $    1,500       0.8%  $    5,800      3.3%
======================================================================  ====================  ====================

OPERATING STATISTICS:
  Costs and expenses as a
    percentage of revenues:
        Home construction, land and
           other                       77.0%        76.9%        76.6%       0.1%       0.1%        0.3%      0.4%
        Interest                        4.2%         4.0%         3.9%       0.2%       5.0%        0.1%      2.6%
        Selling, general and
           administrative              13.6%        14.0%        14.1%      (0.4%)     (2.9%)      (0.1%)    (0.7%)
  Ratio of home closings to homes
    under contract in backlog at
    beginning of year                 194.0%       192.0%       162.1%       2.0%       1.0%       29.9%     18.4%
======================================================================  ====================  ====================

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

(5) A majority of the backlog at June 30, 1997 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the years ended June 30, 1997, 1996 and 1995, cancellations of home sales orders as a percentage of new home sales orders written during the year were 17.1 percent, 17.2 percent and 18.3 percent, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS
- ---------------------

REVENUES. Revenues increased to $1.19 billion for the fiscal year ended June 30, 1997 from $1.05 billion for the fiscal year ended June 30, 1996. Increased home closings at Sun City Georgetown and Sun City Hilton Head (two communities at which the Company had home closings for only part of fiscal 1996) accounted for $69.2 million and $10.5 million, respectively, of the increase. Increased home closings at the Sun Cities Las Vegas (where the Company had home closings at Sun City MacDonald Ranch for only part of fiscal 1996), the Sun Cities Phoenix (where home closings did not begin at Sun City Grand until February 1997) and Coventry Homes (due mainly to the expansion of operations in the Las Vegas area) accounted for $34.0 million, $35.3 million and $10.6 million, respectively, of the increase in revenues. Decreased home closings at Sun City Roseville (reflecting the decrease in net new orders experienced at that community in the first quarter of fiscal 1997) and Sun City Tucson (reflecting the completion of that community) resulted in decreased revenues of $17.6 million and $27.5 million, respectively.

An increase in the average revenue per home closing resulted in a $23.0 million increase in revenues. This increase in average revenue per home closing was primarily due to changes in mix of product and home closings among the Company's communities and conventional homebuilding operations and to increases in lot premiums and optional upgrades in homes at certain communities.

Home closings at Sun City Hilton Head and Sun City Georgetown accounted for $48.6 million and $42.7 million, respectively, of the increase in revenues to $1.05 billion for fiscal 1996 from $803.1 million for the fiscal year ended June 30, 1995. The Company had not yet begun delivering homes at these communities in fiscal 1995. Increased home closings at the Sun Cities Las Vegas (where home closings began at Sun City MacDonald Ranch in January 1996) and Sun City Roseville (where the Company had home closings for only a part of fiscal 1995) accounted for $27.8 million and $88.1 million, respectively, of the increase in revenues.

Decreased home closings at the Sun Cities Phoenix (due to a lower backlog at the beginning of the year at Sun City West), Sun City Tucson (reflecting the approaching build-out of that community) and Sun City Palm Desert (see "Loss from Impairment of Southern California Real Estate Inventories") collectively resulted in a $65.2 million decrease in revenues. Increased home closings at Coventry Homes (which benefitted from increases in Phoenix, Tucson, Las Vegas and southern California operations) resulted in increased revenues of $76.3 million.

An increase in the average revenue per home closing (excluding the new communities of Sun City Hilton Head and Sun City Georgetown) resulted in a $29.1 million increase in revenues from fiscal 1995 to fiscal 1996. This increase was primarily due to sales price increases previously implemented by the Company, increases in lot premiums at certain communities and changes in product mix.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $913.9 million for fiscal 1997 compared to $808.0 million for fiscal 1996 was due to the increase in home closings. As a percentage of revenues, these costs were 77.0 percent for fiscal 1997 and 76.9 percent for fiscal 1996.

The increase in home construction, land and other costs to $808.0 million for fiscal 1996 compared to $614.8 million for fiscal 1995 was primarily due to the increase in home closings. As a percentage of revenues, these costs were 76.9 percent for fiscal 1996 compared to 76.6 percent for fiscal 1995, with the increase primarily attributable to changes in mix of product and home closings among the Company's communities and conventional homebuilding operations.

On a period-to-period basis, home construction, land and other costs as a percentage of revenues will vary due to, among other things, changes in product mix, differences between individual communities, lot premiums, optional upgrades, price increases and changes in construction costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.2 percent for fiscal 1997 compared to 4.0 percent for fiscal 1996. The increase was primarily due to the fiscal 1996 adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which resulted in the allocation of more capitalized interest to communities with greater home closings than Sun City Palm Desert, resulting in an increase in amortization of capitalized interest as a percentage of revenues. See "Loss From Impairment of Southern California Real Estate Inventories".

As a percentage of revenues, amortization of capitalized interest was 4.0 percent for fiscal 1996 compared to 3.9 percent for fiscal 1995. This increase was primarily due to higher levels of indebtedness and increases in land held for longer-term development, with respect to which land the Company does not allocate capitalized interest.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.6 percent for fiscal 1997 as compared to 14.0 percent for fiscal 1996. This decrease resulted from the spreading of relatively fixed corporate overhead over greater revenues.

Of the increase in total selling, general and administrative expenses to $147.3 million for fiscal 1996 from $113.2 million for fiscal 1995, $12.7 million was attributable to higher sales and marketing expenses, $6.5 million was due to increased commissions on the increased revenues and $7.7 million resulted from the recognition of expenses at Sun City Roseville, Sun City Hilton Head, Sun City MacDonald Ranch and Sun City Georgetown in fiscal 1996 (which were capitalized prior to the commencement of home closings, which for each of these communities occurred during fiscal 1995). The balance of the increase was due to a variety of general and administrative expenses.

LOSS FROM IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES. In connection with its adoption of SFAS No. 121 in fiscal 1996, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community. Exclusive of the non-cash loss, the Company's net earnings for fiscal 1996 were $34.5 million, or $1.96 per share.

In the first six months of fiscal 1996, net new orders at Sun City Palm Desert were substantially below both the comparable period of the prior fiscal year and the Company's expectations. Although the Company was encouraged by net new orders significantly greater in the first 45 days of the third quarter of fiscal 1996 than in the comparable period in the prior fiscal year, a lower than anticipated level of net new orders was expected in the remainder of fiscal 1996 and net new orders for all of fiscal 1996 were anticipated to be lower than in prior fiscal years. Additionally, a national home builder was developing an active adult community near Sun City Palm Desert which was expected to cause additional competitive pressures at that community. Based on these and other factors, the Company reduced its estimate with respect to net new orders and closings in the fiscal years ending June 30,1997 and beyond to below the levels achieved in the three fiscal years ended June 30, 1995. This resulted in expected future net cash flows (undiscounted and without interest charges) at Sun City Palm Desert being less than the book value of the asset. As required by SFAS No. 121, the Company therefore recorded in fiscal 1996 a non-cash loss from impairment of southern California real estate inventories to reflect Sun City Palm Desert at its estimated fair value. Fair value was estimated based upon an evaluation of comparable market prices and discounted expected future cash flows.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

INCOME TAXES. The increase in income taxes to a $22.3 million expense in fiscal 1997 compared to a $4.2 million benefit for fiscal 1996 was due to the change in earnings (loss) before income taxes and extraordinary item. The effective tax rate also increased to 36 percent from 35 percent.

The change in income taxes to a $4.2 million benefit for fiscal 1996 as compared to a $15.3 million expense for fiscal 1995 was due to the change in earnings
(loss) before income taxes. The effective tax rate in both fiscal 1996 and fiscal 1995 was 35 percent.

EXTRAORDINARY ITEM. In connection with the early redemption of all of the Company's $100 million of outstanding 107/8% Senior Notes at par on March 31, 1997, an extraordinary loss of $1.3 million was recognized in fiscal 1997. This amount represented the unamortized discount and debt issue costs for the Senior Notes, net of a $0.7 million tax benefit.

NET EARNINGS (LOSS). The Company had net earnings of $38.4 million in fiscal 1997 compared to a net loss of $7.8 million in fiscal 1996, primarily due to the non-cash loss with respect to southern California real estate inventories incurred by the Company in fiscal 1996. Excluding this non-cash loss in fiscal 1996, net earnings increased by $3.9 million (11.3 percent), while home closings increased by 675 units (12.2 percent) and revenues increased by $135.5 million (12.9 percent). The overall less-than-proportionate increase in net earnings was attributable to the extraordinary loss recognized by the Company in fiscal 1997.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in fiscal 1997 were 4.3 percent lower than in fiscal 1996. A significant increase was realized at the Sun Cities Phoenix as a result of new order activity at Sun City Grand, which began taking new orders in October 1996. Net new orders at Sun City Tucson and Terravita declined 63.8 percent and 47.6 percent, respectively, from fiscal 1996, reflecting the completion or approaching completion of those communities. Net new orders at the Sun Cities Las Vegas declined 12.1 percent from a particularly strong fiscal 1996. Coventry Homes also experienced a 7.0 percent decrease in net new orders as a result of having fewer communities open in fiscal 1997 than in fiscal 1996.

The number of homes under contract at June 30, 1997 was 19.0 percent lower than at June 30, 1996. This backlog decrease was due primarily to decreases at: Sun City Roseville (as a result of a decline in net new orders in the first quarter of fiscal 1997 and a high level of home closings in fiscal 1997); Sun City Georgetown and Coventry Homes (as their net new orders did not keep pace with home closings in fiscal 1997); and Sun City Tucson and Terravita (attributable to the completion or approaching completion of those communities).

Net new orders increased 29.0 percent in fiscal 1996 compared to fiscal 1995. This increase was largely attributable to new sales orders at Sun City Georgetown (at which the Company began taking new sales orders in June 1995) and substantial increases for Coventry Homes (due to increases in Phoenix, Tucson, Las Vegas and southern California operations) and Sun City Hilton Head (at which new orders were negatively impacted in fiscal 1995 by adverse weather conditions).

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY
- ------------------------------------------------

At June 30, 1997 the Company had $24.7 million of cash and short-term investments, $174.0 million outstanding under its $350 million senior unsecured revolving credit facility and $12.0 million outstanding under its $20 million of short-term lines of credit.

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

Management believes that the Company's current borrowing capacity, when combined with existing cash and short-term investments and currently anticipated cash flows from the Company's operating communities and conventional homebuilding activities, will provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for the next 12 months. However, these operating requirements reflect some limitations on the timing and extent of new projects and activities that the Company may otherwise desire to undertake.

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

During fiscal 1997 the Company generated $305.5 million of net cash from community sales activities, used $169.0 million of cash for land and lot and amenity development at operating communities, paid $81.8 million for costs related to communities in the pre-operating stage, generated $18.7 million of net cash from conventional homebuilding operations and used $95.9 million of cash for other operating activities. The resulting $22.5 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues and for corporate activities including payment of interest and income taxes) was funded mainly through proceeds from the public offering of $150 million in excess of the $100 million redemption of the Company's Senior Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At June 30, 1997, under the most restrictive of the covenants in the Company's debt agreements, $15.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock. During fiscal 1997, the Company acquired 137,258 shares of its common stock at a total cost of $2.1 million.

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

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY
- ---------------------------------------------------

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly-held common stock. SFAS No. 128 will be effective for the Company for the quarter ending December 31, 1997; earlier application is not permitted. This new accounting standard will require presentation of basic earnings per share (which for the Company is currently anticipated to result in slightly higher earnings per share than would otherwise be reported) and diluted earnings per share (which for the Company is currently anticipated to result in essentially the same earnings per share as the Company would otherwise report as primary earnings per share).

In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the quarter ending December 31, 1997.

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income", to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ending June 30, 1999, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending June 30, 1999, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which is currently anticipated to result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

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

(b) In the quarter ended June 30, 1997 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to do so, in Phoenix, Arizona on the 5th day of September, 1997.

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

   Signature                                Title                                  Date
- ----------------------------------------------------------------------------------------------------------
/s/ Philip J. Dion                      Chairman and Chief Executive Officer              September 5, 1997
- ------------------------------------    (Principal Executive Officer)
   (Philip J. Dion)

/s/ John A. Spencer                     Senior Vice President and                         September 5, 1997
- ------------------------------------    Chief Financial Officer
   (John A. Spencer)                    (Principal Financial Officer)


/s/ David E. Rau                        Vice President and Controller                     September 5, 1997
- ------------------------------------    (Principal Accounting Officer)
   (David E. Rau)

/s/ D. Kent Anderson                    Director                                          September 5, 1997
- ------------------------------------
   (D. Kent Anderson)

/s/ Hugh F. Culverhouse, Jr.            Director                                          September 5, 1997
- ------------------------------------
   (Hugh F. Culverhouse, Jr.)

/s/ Kenny C. Guinn                      Director                                          September 5, 1997
- ------------------------------------
   (Kenny C. Guinn)

/s/ Michael O. Maffie                   Director                                          September 5, 1997
- ------------------------------------
   (Michael O. Maffie)

/s/ J. Russell Nelson                   Director                                          September 5, 1997
- ------------------------------------
   (J. Russell Nelson)

/s/ Peter A. Nelson                     Director                                          September 5, 1997
- ------------------------------------
   (Peter A. Nelson)

/s/ Michael E. Rossi                    Director                                          September 5, 1997
- ------------------------------------
   (Michael E. Rossi)

/s/ Glenn W. Schaeffer                  Director                                          September 5, 1997
- ------------------------------------
   (Glenn W. Schaeffer)

/s/ C. Anthony Wainwright               Director                                          September 5, 1997
- ------------------------------------
   (C. Anthony Wainwright)

/s/ Sam Yellen                          Director                                          September 5, 1997
- ------------------------------------
   (Sam Yellen)

                              DEL WEBB CORPORATION
                                    FORM 10-K
                         Item 8, Item 14(a) (1) and (2)
             Index of Consolidated Financial Statements and Schedule


The following financial statements required to be included in Item 8 and other disclosures by the Registrant are listed below:

                                                                            PAGE

Management's Report.......................................................... 25

Independent Auditors' Report................................................. 26

Consolidated Financial Statements:

       Balance Sheets as of June 30, 1997 and 1996........................... 27

       Statements of Operations for each of the years in the three-year period ended June 30, 1997.......................................... 28

       Statements of Shareholders' Equity for each of the years in the three-year period ended June 30, 1997............................... 29

       Statements of Cash Flows for each of the years in the three-year period ended June 30, 1997.......................................... 30

       Notes to Consolidated Financial Statements............................ 32


The  following   financial   statement   schedule  of  the  Registrant  and  its
subsidiaries is included in Item 14(a) (2):

                                                                            PAGE
Consolidated Financial Statement Schedule:

        II  Valuation and Qualifying Accounts for each of the years in the three-year period ended June 30, 1997............................ 46

Schedules other than the one listed above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

MANAGEMENT'S REPORT

Financial Statements

Del Webb Corporation is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgements and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements have been audited by the independent accounting firm, KPMG Peat Marwick LLP, which was given access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. The Company believes that all representations made to the independent auditors during their audit were valid and appropriate. KPMG Peat Marwick LLP's audit report is presented on the following page.

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

The Company assessed its internal control system as of June 30, 1997 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of June 30, 1997, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.


/s/ Philip J. Dion
- ------------------------------------
Philip J. Dion
Chairman and Chief Executive Officer


/s/ John A. Spencer
- ------------------------------------
John A. Spencer
Senior Vice President and Chief Financial Officer

June 30, 1997

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Webb Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, in fiscal 1996 the Company changed its method of accounting for impairment of long-lived assets in accordance with the adoption of Statement of Financial Accounting Standards No. 121.


                                                 KPMG Peat Marwick LLP
Phoenix, Arizona
August 15, 1997

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996

                                                                                      In Thousands
- ------------------------------------------------------------------------------------------------------------
                                                                                 1997             1996
- ------------------------------------------------------------------------------------------------------------
                                  Assets
- ------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 6 and 12)                                $        939,684 $        899,815
Cash and short-term investments                                                      24,715           18,340
Receivables (Note 3)                                                                 28,892           25,162
Property and equipment, net (Note 4)                                                 20,937           27,599
Deferred income taxes (Note 7)                                                        6,526           12,612
Other assets (Note 5)                                                                65,908           41,267
- ------------------------------------------------------------------------------------------------------------
                                                                           $      1,086,662 $      1,024,795
============================================================================================================

                   Liabilities and Shareholders' Equity
- ------------------------------------------------------------------------------------------------------------
Notes payable, senior and subordinated debt (Note 6)                       $        563,068 $        514,677
Contractor and trade accounts payable                                                70,827           82,918
Accrued liabilities and other payables                                               79,959           68,920
Home sale deposits                                                                   69,476           88,304
Income taxes payable (Note 7)                                                         3,502            5,200
- ------------------------------------------------------------------------------------------------------------
      Total liabilities                                                             786,832          760,019
- ------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock, $.001 par value.  Authorized 30,000,000
    shares; issued 17,691,118 shares and 17,541,772 shares
    at June 30, 1997 and 1996, respectively (Notes 8 and 9)                              18               18
  Additional paid-in capital (Note 8)                                               160,308          158,262
  Retained earnings (Note 6)                                                        145,922          111,033
- ------------------------------------------------------------------------------------------------------------
                                                                                    306,248          269,313

  Less cost of common stock in treasury, 124,509 shares and
    3,751 shares at June 30, 1997 and 1996, respectively (Note 8)                    (1,914)             (70)
  Less deferred compensation (Note 9)                                                (4,504)          (4,467)
- ------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                    299,830          264,776
- ------------------------------------------------------------------------------------------------------------
                                                                           $      1,086,662 $      1,024,795
============================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1997, 1996 and 1995

                                                                                        In Thousands
                                                                                    Except Per Share Data
- --------------------------------------------------------------------------------------------------------------------
                                                                             1997           1996           1995
- --------------------------------------------------------------------------------------------------------------------
Revenues (Note 11)                                                      $   1,186,262  $    1,050,733 $      803,119
- --------------------------------------------------------------------------------------------------------------------

Costs and expenses (Note 11):
    Home construction, land and other                                         913,872         807,988        614,847
    Interest (Note 12)                                                         49,457          42,354         31,205
    Selling, general and administrative                                       160,924         147,315        113,235
    Loss from impairment of southern California
      real estate inventories (Notes 12 and 13)                                     -          65,000              -
- --------------------------------------------------------------------------------------------------------------------
                                                                            1,124,253       1,062,657        759,287
- --------------------------------------------------------------------------------------------------------------------
           Earnings (loss) before income taxes and
               extraordinary item                                              62,009         (11,924)        43,832

Income taxes (Note 7)                                                         (22,323)          4,173        (15,341)
- --------------------------------------------------------------------------------------------------------------------
           Earnings (loss) before extraordinary item                           39,686          (7,751)        28,491

Extraordinary item:
    Loss from extinguishment of debt (net of tax) (Note 6)                      1,285               -              -
- --------------------------------------------------------------------------------------------------------------------
           Net earnings (loss)                                          $      38,401  $       (7,751) $      28,491
====================================================================================================================

Weighted average shares outstanding                                            17,862          17,425         15,209
====================================================================================================================

Earnings (loss) per share:
    Earnings (loss) before extraordinary item                           $        2.22  $        (0.44) $        1.87
    Extraordinary item                                                          (0.07)              -              -
- --------------------------------------------------------------------------------------------------------------------

    Net earnings (loss)                                                 $        2.15  $        (0.44) $        1.87
====================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended June 30, 1997, 1996 and 1995

                                                                                     In Thousands
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                Additional                                                 Total
                                                     Common      Paid-In       Retained     Treasury       Deferred    Shareholders'
                                                      Stock      Capital       Earnings       Stock      Compensation      Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Balances at July 1, 1994                           $ 112,944    $   8,333     $  96,630    $ (14,600)     $  (1,983)     $ 201,324

Shares issued and retired for stock option,
restricted stock and retirement savings plans
(254,781 shares of treasury stock issued and
30,291 shares of common stock retired), net
of amortization                                         (202)        --            --          3,550           (845)         2,503

Treasury stock acquired, 444 shares                     --           --            --             (8)          --               (8)

Change from common stock without par value
to $.001 par value common stock (Note 8)            (112,726)     112,726          --           --             --             --

Cash dividends ($ .20 per share)                        --           --          (2,968)        --             --           (2,968)

Net earnings                                            --           --          28,491         --             --           28,491
- ------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1995                                 16      121,059       122,153      (11,058)        (2,828)       229,342

Shares issued and retired for stock option and
restricted stock plans (178,463 shares of
common stock issued, 2,200 shares net
increase in treasury stock and 32,512 shares
of common stock retired), net of amortization           --          2,992          --            (39)        (1,639)         1,314

Proceeds from sale of 1,597,172 shares of
common stock and 877,728 shares of
treasury stock, less offering costs of $3.0
million (Note 8)                                           2       34,211          --         11,058           --           45,271

Treasury stock acquired, 1,551 shares                   --           --            --            (31)          --              (31)

Cash dividends ($ .20 per share)                        --           --          (3,369)        --             --           (3,369)

Net loss                                                --           --          (7,751)        --             --           (7,751)
- ------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1996                                 18      158,262       111,033          (70)        (4,467)       264,776

Shares issued and retired for stock option and
restricted stock plans (186,717 shares of
common stock issued, 16,500 shares net
decrease in treasury stock and 37,371 shares
of common stock retired), net of amortization           --          2,046          --            261            (37)         2,270

Treasury stock acquired, 137,258 shares                 --           --            --         (2,105)          --           (2,105)

Cash dividends ($.20 per share)                         --           --          (3,512)        --             --           (3,512)

Net earnings                                            --           --          38,401         --             --           38,401
- ------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997                          $      18    $ 160,308     $ 145,922    $  (1,914)     $  (4,504)     $ 299,830
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1997, 1996 and 1995
                                 (In Thousands)

                                                                               1997          1996         1995
- ------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers related to community home sales              $   876,379  $    792,835 $    588,526
  Cash received from commercial land and facility sales                           8,328         7,880        1,599
  Cash paid for costs related to community home construction                   (579,188)     (509,315)    (377,735)
- ------------------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                             305,519       291,400      212,390
  Cash paid for land acquisitions at operating communities                      (11,885)       (8,351)      (8,046)
  Cash paid for lot development at operating communities                       (100,588)      (96,863)     (62,612)
  Cash paid for amenity development at operating communities                    (56,503)      (63,853)     (29,683)
- ------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating communities                                  136,543       122,333      112,049

  Cash paid for costs related to communities in the pre-operating
      stage                                                                     (81,755)      (92,668)     (98,183)
  Cash received from customers related to conventional
      homebuilding                                                              248,488       222,513      146,210
  Cash paid for land, development, construction and other costs
      related to conventional homebuilding                                     (229,830)     (213,959)    (152,696)
  Cash received from residential land development project                         7,110         8,834       10,309
  Cash paid for corporate activities                                            (42,327)      (34,280)     (29,402)
  Interest paid                                                                 (45,854)      (47,444)     (44,104)
  Cash paid for income taxes                                                    (14,879)      (10,501)      (1,796)
- ------------------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                      (22,504)      (45,172)     (57,613)
- ------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                            (4,284)       (6,715)     (13,256)
  Investments in life insurance policies                                         (3,222)       (3,554)      (1,594)
- ------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                       (7,506)      (10,269)     (14,850)
- ------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings                                                                    547,871       305,122      766,968
  Repayments of debt                                                           (506,990)     (292,260)    (679,985)
  Proceeds from sale of common stock                                                  -        45,271            -
  Purchases of treasury stock                                                    (2,105)          (31)          (8)
  Proceeds from exercise of common stock options                                  1,121           148          882
  Dividends paid                                                                 (3,512)       (3,369)      (2,968)
- ------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                    36,385        54,881       84,889
- ------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and short-term investments                        6,375          (560)      12,426
Cash and short-term investments at beginning of year                             18,340        18,900        6,474
- ------------------------------------------------------------------------------------------------------------------

Cash and short-term investments at end of year                              $    24,715  $     18,340 $     18,900
==================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    Years ended June 30, 1997, 1996 and 1995
                                 (In Thousands)

                                                                               1997          1996         1995
- -------------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings (loss) to net cash used for operating activities:
   Net earnings (loss)                                                     $     38,401  $     (7,751) $    28,491
   Allocation of non-cash common costs in costs and expenses,
      excluding interest                                                        268,806       247,734      188,081
   Amortization of capitalized interest in costs and expenses                    49,457        42,354       31,205
   Deferred compensation amortization                                             1,748         1,804        1,598
   Depreciation and other amortization                                            6,425         8,740        5,243
   Deferred income taxes on earnings (loss) before extraordinary item             6,086       (17,810)      16,801
   Non-cash loss from impairment of southern California real estate
      inventories                                                                     -        65,000            -
   Extraordinary loss from extinguishment of debt (net of tax)                    1,285             -            -
   Net increase in home construction costs                                       (4,218)      (35,445)     (42,566)
   Land acquisitions                                                            (61,499)      (37,176)     (39,332)
   Lot development                                                             (155,348)     (190,959)    (154,864)
   Amenity development                                                          (89,063)     (103,086)     (78,785)
   Pre-acquisition costs                                                        (19,869)       (8,732)      (2,770)
   Net change in other assets and liabilities                                   (64,715)       (9,845)     (10,715)
- ------------------------------------------------------------------------------------------------------------------
      Net cash used for operating activities                               $    (22,504) $    (45,172) $   (57,613)
==================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995


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

         Operations
         ----------

         The Company develops residential communities ranging from smaller-scale, non-amenitized communities within its conventional homebuilding operations to large-scale, master-planned communities with extensive amenities. The Company currently conducts its operations in the states of Arizona, Nevada, California, Texas and South Carolina. The Company's communities are generally large-scale, master-planned residential communities at which the Company controls all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is usually the exclusive builder of homes. The Company's conventional homebuilding operations encompass the construction and sale of homes in various locations, primarily in Arizona and Nevada.

         The Company's operations are subject to a number of risks and uncertainties, including, but not limited to, risks associated with the development of future and newer communities (including development in new geographic areas), governmental regulation and environmental considerations, the geographic concentration of the Company's operations, the cyclical nature of real estate operations and other conditions generally, competition, fluctuations in labor and material costs, the availability and cost of financing and certain natural risks that exist in certain of the Company's market areas.

         Real Estate Inventories
         -----------------------

         Real estate inventories include undeveloped land, partially improved land, amenities and homes on finished lots, in various stages of completion. These assets include direct construction costs for homes and common costs. Common costs include land, general and subdivision land development costs, model and vacation home costs in excess of normal direct construction costs, costs of community sales centers, costs of assets (such as golf courses and recreation centers)
         contributed to certain of the community associations, costs of subsidizing the community associations, development period interest and other costs, all of which are capitalized. The capitalized costs and estimated future common costs are allocated, on a community by community basis, to residential and commercial lots based upon the estimated relative sales value that each lot has to the estimated aggregate sales value of all lots in the community. Home construction, land and other costs and expenses includes the direct construction costs of the home and an allocation of common costs. Sales commissions, advertising and other marketing expenses are included in selling, general and administrative expenses. The Company recognizes revenue at close of escrow.

         The Company values its real estate inventories in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which the Company adopted in fiscal 1996. In accordance with SFAS No. 121, prior period financial statements have not been restated to reflect the change in accounting principle.

         SFAS No. 121  requires  that  long-lived  assets,  such as real  estate inventories, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value. For long-term assets like active adult communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimate of annual home closings over the life of the community, which involves numerous assumptions and judgements as to future events over a period of many years. In connection with its adoption of SFAS No. 121 in fiscal 1996, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community (see Note 13).

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

         Income Taxes
         ------------

         The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations as an adjustment to the effective income tax rate in the period that includes the enactment date.

         Earnings (Loss) Per Share
         -------------------------

         Earnings (loss) per share is determined by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares of 282,000 and 382,000 included in the computation of earnings per share for fiscal 1997 and 1995, respectively, represent the effect of stock options.

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

         Financial Instruments
         ---------------------

         In the normal course of business, the Company may invest in various financial assets and incurs various financial liabilities. The Company does not trade in derivative financial instruments, although it occasionally enters into agreements involving derivative financial instruments for purposes other than trading. At June 30, 1997 the Company had no derivative financial instruments.

         The fair value estimates of financial instruments presented in Note 6 have been determined by the Company using available market information and valuation methodologies deemed appropriate by the Company. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value.

         The fair values of the Company's publicly held debt are estimated based on the quoted bid prices for these debt instruments on June 30, 1997. The carrying amounts of the Company's remaining debt approximate the estimated fair values because they are at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities. For all other financial instruments, the carrying amounts approximate the fair values because of the short maturity of these instruments and in some cases because they bear interest at market rates. As substantially all of the Company's assets (including real estate inventories, property and equipment and deferred income taxes) are not financial instruments, the disclosures in Note 6 do not reflect the value of the Company as a whole.

         Stock-Based Compensation
         ------------------------

         In accordance with the provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 9).

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

(2)      REAL ESTATE INVENTORIES

         The components of real estate inventories are as follows:

                                                                                   In Thousands
                                                                                    at June 30,
         -----------------------------------------------------------------------------------------------
                                                                               1997            1996
         -----------------------------------------------------------------------------------------------
         Home construction costs                                          $      182,018 $       177,800
         Unamortized improvement and amenity costs                               489,142         439,679
         Unamortized capitalized interest                                         46,121          43,661
         Land held for housing                                                   174,930         168,530
         Land and facilities held for future development or sale                  47,473          70,145
         -----------------------------------------------------------------------------------------------
                                                                          $      939,684 $       899,815
         ===============================================================================================

         At June 30, 1997, the Company had 403 completed homes and 516 homes under construction that were not subject to a sales contract. These homes represented $30.9 million and $17.7 million, respectively, of home construction costs at June 30, 1997. At June 30, 1996 the Company had 252 completed homes and 480 homes under construction (representing $20.1 million and $15.0 million, respectively, of home construction costs) that were not subject to a sales contract.

         Included in land and facilities held for future development or sale at June 30, 1997 were 313 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations.

(3)      RECEIVABLES

         Receivables are summarized as follows:

                                                                                In Thousands
                                                                                 at June 30,
         ------------------------------------------------------------------------------------------------
                                                                             1997              1996
         ------------------------------------------------------------------------------------------------
         Escrow funds from home and land sales                         $          8,254  $          7,479
         Mortgage loans held for sale                                             8,629             9,073
         Notes from sales of land and facilities                                  8,424             4,547
         Other                                                                    3,585             4,063
         ------------------------------------------------------------------------------------------------
                                                                       $         28,892  $         25,162
         ================================================================================================

(4)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, stated at cost, and related accumulated depreciation are summarized as follows:

                                                                                    In Thousands
                                                                                     at June 30,
         ------------------------------------------------------------------------------------------------
                                                                             1997              1996
         ------------------------------------------------------------------------------------------------
         Buildings and improvements                                    $          6,803  $          9,120
         Equipment                                                               40,240            39,133
         Land and improvements                                                        -             2,839
         ------------------------------------------------------------------------------------------------
                                                                                 47,043            51,092
         Less accumulated depreciation                                           26,106            23,493
         ------------------------------------------------------------------------------------------------
                                                                       $         20,937  $         27,599
         ================================================================================================

(5)      OTHER ASSETS

         Other assets are summarized as follows:

                                                                                   In Thousands
                                                                                    at June 30,
         ------------------------------------------------------------------------------------------------
                                                                             1997              1996
         ------------------------------------------------------------------------------------------------
         Pre-acquisition costs                                         $         30,876  $         10,141
         Cash surrender value of life insurance policies                         20,083            15,500
         Prepaid expenses                                                         5,903             5,760
         Utility deposits                                                         4,971             5,965
         Other                                                                    4,075             3,901
         ------------------------------------------------------------------------------------------------
                                                                       $         65,908  $         41,267
         ================================================================================================

(6)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

         Notes payable, senior and subordinated debt consists of the following:

                                                                                   In Thousands
                                                                                    at June 30,
         ------------------------------------------------------------------------------------------------
                                                                             1997              1996
         ------------------------------------------------------------------------------------------------
         10 7/8% Senior Notes, net                                      $             -  $         97,475
         9 3/4% Senior Subordinated Debentures due 2003, net                     97,670            97,259
         9% Senior Subordinated Debentures due 2006, net                         97,628            97,355
         9 3/4% Senior Subordinated Debentures due 2008, net                    144,889                 -
         Notes payable to banks under a revolving credit facility
             and short-term lines of credit                                     185,990           193,000
         Real estate and other notes, variable interest rates from
             prime to prime plus 1% and fixed rates from 7.38%
             to 10.21%, maturities to 2004                                       36,891            29,588
         ------------------------------------------------------------------------------------------------
                                                                       $        563,068  $        514,677
         ================================================================================================

         In April 1992 the Company completed a public offering of $100 million of Senior Notes and on March 31,1997, redeemed at par all $100 million of these outstanding Senior Notes. In connection with this early redemption, the Company recognized an extraordinary loss of $1.3 million, which represented the unamortized discount and debt issue costs for the Senior Notes, net of a $0.7 million tax benefit.

         In March 1993 the Company completed a public offering of $100 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs and discount. These Debentures are due on March 1, 2003 and have a stated interest rate of 9 3/4 percent per year. Interest is payable semi-annually on March 1 and September 1. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs and discount, is 10.2 percent. The Debentures may be redeemed by the Company on or after March 1, 1998, 1999 and 2000 at 104.875, 102.4375 and 100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date. 36

(6)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT (Continued)

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

         In January 1997 the Company completed a public offering of $150 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs and discount. These Debentures are due on January 15, 2008 and have a stated interest rate of 9 3/4 percent per year. Interest is payable semi-annually on January 15 and July 15. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs and discount, is 10.1 percent. The Debentures may be redeemed by the Company on or after January 15, 2002, 2003, 2004 and 2005 at 104.875, 103.250, 101.625 and
         100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

         In March 1994 the Company established a $125 million senior unsecured revolving credit facility. The facility was increased to $175 million in November 1994, $300 million in June 1995 and $350 million in July 1996. If the revolving credit facility is not subsequently amended, its capacity will begin declining in June 1998 through its maturity in December 2000. Borrowings under this facility bear interest at the prime rate or, if the Company selects, at the Eurodollar rate plus 1.70 percent. The effective interest rate on borrowings outstanding under the senior unsecured revolving credit facility at June 30, 1997 was 7.9 percent.

         The senior unsecured revolving credit facility and the indentures for the Company's publicly-held debt contain covenants which, taken together and among other things, limit investments in unentitled land and unsold homes, conventional homebuilding assets, dividends, stock repurchases, incurrence of indebtedness and certain acquisitions and which could, depending on the circumstances, affect the Company's ability to borrow in the future.

         At June 30, 1997 the Company had $174.0 million outstanding under its $350 million senior unsecured revolving credit facility and $12.0 million outstanding under its $20 million of short-term lines of credit.

         At June 30, 1997, under the most restrictive of the covenants in the Company's debt agreements, $15.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

         The estimated fair values at June 30, 1997 of the Company's 9 3/4% Senior Subordinated Debentures due 2003, 9% Senior Subordinated Debentures due 2006 and 9 3/4% Senior Subordinated Debentures due 2008 were $98.8 million, $102.9 million and $154.5 million, respectively. The estimated fair values at June 30, 1996 of the Company's Senior Notes, 9 3/4% Senior Subordinated Debentures due 2003 and 9% Senior Subordinated Debentures due 2006 were $101.5 million, $100.0 million and $92.5 million, respectively.

         The principal payment requirements (in thousands) on debt for the next five years ended June 30 are as follows:


                                   1998         $  29,761
                                   1999         $  77,957
                                   2000         $  70,595
                                   2001         $  35,871
                                   2002         $   1,909

(7)      INCOME TAXES

         Components of Income Taxes
         --------------------------

         The components of income taxes on earnings before the extraordinary item are:

                                                                              In Thousands
                                                                           Year Ended June 30,
         ------------------------------------------------------------------------------------------------
                                                                1997            1996            1995
         ------------------------------------------------------------------------------------------------
         Current:
           Federal                                         $       14,029  $       11,333  $       (3,336)
           State                                                    2,208           2,304           1,876
         ------------------------------------------------------------------------------------------------
                                                                   16,237          13,637          (1,460)
         ------------------------------------------------------------------------------------------------
         Deferred:
           Federal                                                  6,854         (15,084)         15,953
           State                                                     (768)         (2,726)            848
         ------------------------------------------------------------------------------------------------
                                                                    6,086         (17,810)         16,801
         ------------------------------------------------------------------------------------------------
                                                           $       22,323  $       (4,173)  $      15,341
         ================================================================================================

         In the year ended June 30, 1997, the Company also recognized a $0.7 million income tax benefit related to the extraordinary loss from extinguishment of debt.

         Components of Deferred Income Taxes
         -----------------------------------

         The components of deferred income taxes are as follows:

                                                                                In Thousands
                                                                            Year Ended June 30,
         ------------------------------------------------------------------------------------------------
                                                                    1997           1996          1995
         ------------------------------------------------------------------------------------------------
         Change in net operating loss carryforwards        $         (451) $         (201)  $      15,164
         Change in loss provisions for discontinued
           operations                                               2,982           1,854           3,556
         Change in basis differences of real estate                 2,802         (18,214)          9,721
         Deferred compensation                                     (1,422)         (1,087)           (237)
         Amortization of short period loss                              -             486              76
         Accelerated depreciation                                   2,094           4,245          (6,037)
         Change in tax credit carryforwards                         3,051               -               -
         Change in deferred tax asset valuation allowance            (473)              -          (2,744)
         Other                                                     (2,497)         (4,893)         (2,698)
         ------------------------------------------------------------------------------------------------
                                                           $        6,086  $      (17,810)  $      16,801
         ================================================================================================

         The deferred income tax benefit for fiscal 1996, and the related deferred tax asset at June 30, 1996, resulted from the non-cash loss from impairment of southern California real estate inventories recognized by the Company in fiscal 1996 (see Note 13).

         The 1997 and 1995 reductions in the deferred tax asset valuation allowance resulted from additional years of operating earnings generated by the Company, which increased the portion of the gross deferred tax asset that the Company believed would more likely than not be realized.

         Deferred Tax Assets and Liabilities

         Deferred  tax  assets  and  liabilities  have  been  recognized  in the
         consolidated   balance   sheets  due  to  temporary   differences   and
         carryforwards as follows:

                                                                                   In Thousands
                                                                                    at June 30,
         ------------------------------------------------------------------------------------------------
                                                                             1997               1996
         ------------------------------------------------------------------------------------------------
         Deferred tax assets:
            Net operating loss carryforwards                         $              652  $            201
            Tax credit carryforwards                                                  -             3,051
            Liabilities of discontinued operations,
              principally due to loss provisions                                  4,597             7,579
            Property and equipment, principally due
              to differences in depreciation                                      5,130             7,224
            State income taxes                                                    2,586             2,886
            Deferred compensation                                                 6,796             5,374
            Accruals                                                             11,630             8,903
            Other                                                                 1,141               766
         ------------------------------------------------------------------------------------------------
                                                                                 32,532            35,984
            Valuation allowance                                                   3,389             3,862
         ------------------------------------------------------------------------------------------------
                                                                                 29,143            32,122
         ------------------------------------------------------------------------------------------------
         Deferred tax liabilities:
            Real estate, principally due to basis differences                    21,087            18,285
            Other                                                                 1,530             1,225
         ------------------------------------------------------------------------------------------------
                                                                                 22,617            19,510
         ------------------------------------------------------------------------------------------------
                       Net deferred income taxes                     $            6,526  $         12,612
         ================================================================================================

         Reconciliation of Effective Income Taxes
         ----------------------------------------

         Income taxes differ from the amounts computed using the federal statutory income tax rate as a result of the following:

                                                                              In Thousands
                                                                           Year Ended June 30,
         ------------------------------------------------------------------------------------------------
                                                                   1997           1996           1995
         ------------------------------------------------------------------------------------------------
         Expected taxes at current federal statutory
             income tax rate                                   $     21,703  $      (4,173)  $     15,341
         State income taxes, net of federal benefit                   2,856           (274)         1,771
         Federal and state tax credits                               (2,210)        (2,580)             -
         Adjustments due to the settlement of audits and
            resolution of issues                                        252          2,407            718
         Change in deferred tax asset valuation allowance              (473)             -         (2,744)
         Other                                                          195            447            255
         ------------------------------------------------------------------------------------------------
                       Income taxes                            $     22,323  $      (4,173)  $     15,341
         ================================================================================================

         Carryforward
         ------------

         At  June  30,  1997  the  Company  had  a  state  net  operating   loss
         carryforward of $13.0 million that expires in fiscal 2010.

(8)      EQUITY TRANSACTIONS

         In August 1995 the Company publicly sold 2,474,900 shares of its common stock. The net proceeds of $45.3 million were used to repay a portion of the indebtedness then outstanding under the Company's senior unsecured revolving credit facility.

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

(9)      COMMON STOCK RESERVED

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

         Effective in fiscal 1997 the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company will continue to measure stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

         SFAS No. 123 requires disclosure of pro forma net earnings and pro forma net earnings per share as if the fair value based method had been applied in measuring compensation expense for awards granted in fiscal 1997 and 1996. Management believes that the fiscal 1997 and 1996 pro forma amounts may not be representative of the effects of stock-based awards on future pro forma net earnings and pro forma net earnings per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

         Reported and pro forma net earnings (loss), in thousands, and net earnings (loss) per share amounts for the years ended June 30, 1997 and 1996 are set forth below:

                                                                              1997              1996
         ------------------------------------------------------------------------------------------------
         Reported:
            Net earnings (loss)                                        $         38,401  $        (7,751)
            Net earnings (loss) per share                                          2.15            (0.44)

         Pro forma:
            Net earnings (loss)                                                  37,777           (8,056)
            Net earnings (loss) per share                                          2.11            (0.46)
         ------------------------------------------------------------------------------------------------

         The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                                            1997                1996
         ------------------------------------------------------------------------------------------------
         Risk free interest rate                                           6.26%               5.84%
         Expected life (in years)                                           7.4                 7.4
         Expected volatility                                                27%                 32%
         Expected dividend yield                                           1.17%               1.16%
         ------------------------------------------------------------------------------------------------

         Stock option activity for the years ended June 30, 1997, 1996 and 1995 is summarized as follows:

                                                1997                      1996                      1995
                                     -------------------------------------------------------------------------------
                                                     Weighted                  Weighted                  Weighted
                                                     Average                   Average                    Average
                                                     Exercise                  Exercise                  Exercise
                                       Options        Price      Options        Price      Options         Price
          ----------------------------------------------------------------------------------------------------------
          Options outstanding,
             beginning of year          1,801,288 $       14.82   1,438,470 $       13.19   1,248,019 $        12.49
               Granted                    339,665         16.39     388,201         20.83     325,720          15.99
               Exercised                  (94,017)        11.93     (12,883)        11.52     (72,785)         12.12
               Canceled                   (65,323)        17.89     (12,500)        17.68     (62,484)         14.88
          ----------------------------------------------------------------------------------------------------------
          Options outstanding,
              end of year               1,981,613 $       15.12   1,801,288 $       14.82   1,438,470 $        13.19

          ==========================================================================================================

          Options exercisable
             at end of year             1,287,530 $       13.49   1,145,236 $       12.70     925,528 $        12.03
          ==========================================================================================================

          Weighted average fair
             value of options granted
             during the year            $    6.46                 $    8.73
          ===============================================================================

          Stock options outstanding at June 30, 1997 were as follows:

                                             Options Outstanding                         Options Exercisable
          ----------------------------------------------------------------------------------------------------------
                                                  Weighted
                                                   Average          Weighted                           Weighted
          Range of Exercise                       Remaining     Average Exercise                   Average Exercise
                Price            Options      Contractual Life       Price            Options           Price
          ----------------------------------------------------------------------------------------------------------
          $5.63  -  $9.89              193,948    3.6 years         $  8.47                193,948     $  8.47
          $10.13  -  $14.75            694,253    3.9                 12.73                694,253       12.73
          $15.71  -  $19.38            739,352    7.9                 16.38                323,858       16.43
          $20.56  -  $20.88            354,060    8.4                 20.86                 75,471       20.85
                            ------------------                                   -----------------
                                     1,981,613    6.1 years         $ 15.12              1,287,530     $ 13.49
          ==========================================================================================================

         Shares granted, net of cancellations, under the Company's restricted stock plans during the years ended June 30, 1997, 1996 and 1995 aggregated 109,200 shares, 163,380 shares and 148,901 shares, respectively. The Company recognized compensation expense of $1.7 million, $1.8 million and $1.6 million related to shares granted under the restricted stock plans for the years ended June 30, 1997, 1996 and 1995, respectively.

(10)     DEFINED CONTRIBUTION PLAN

         The Company sponsors a defined contribution retirement savings plan that covers substantially all employees of the Company after completion of six months of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $2.6 million, $2.0 million and $1.5 million for the years ended June 30, 1997, 1996 and 1995, respectively.

(11)     REVENUES AND COSTS AND EXPENSES

         The components of revenues and costs and expenses:

                                                                           In Thousands
                                                                        Year Ended June 30,
- ---------------------------------------------------------------------------------------------------------
                                                                1997            1996            1995
- ---------------------------------------------------------------------------------------------------------
Revenues:
   Homebuilding:
        Communities                                        $      906,523  $      794,671  $      620,012
        Conventional                                              237,566         217,158         144,469
- ---------------------------------------------------------------------------------------------------------
            Total  homebuilding                                 1,144,089       1,011,829         764,481

   Land and facility sales                                         31,289          29,525          31,892
   Other                                                           10,884           9,379           6,746
- ---------------------------------------------------------------------------------------------------------
                                                           $    1,186,262  $    1,050,733  $      803,119
=========================================================================================================

Costs and expenses:
   Home construction and land:
        Communities                                        $      682,873  $      597,014  $      459,258
        Conventional                                              202,054         184,532         121,915
- ---------------------------------------------------------------------------------------------------------
             Total homebuilding                                   884,927         781,546         581,173

   Cost of land and facility sales                                 26,051          23,227          28,847
   Other cost of sales                                              2,894           3,215           4,827
- ---------------------------------------------------------------------------------------------------------
            Total home construction, land and other               913,872         807,988         614,847

   Interest                                                        49,457          42,354          31,205
   Selling, general and administrative                            160,924         147,315         113,235
   Loss from impairment of southern California real
      estate inventories                                                -          65,000               -
- ---------------------------------------------------------------------------------------------------------
                                                           $    1,124,253  $    1,062,657  $      759,287
=========================================================================================================

(12)     INTEREST

         The following table shows the components of interest:

                                                                            In Thousands
                                                                         Year Ended June 30,
- ---------------------------------------------------------------------------------------------------------
                                                                1997            1996            1995
- ---------------------------------------------------------------------------------------------------------
Interest incurred and capitalized                          $       51,917  $       52,022  $       46,641
=========================================================================================================
Amortization of capitalized interest in costs and
   expenses                                                $       49,457  $       42,354  $       31,205
=========================================================================================================
Unamortized capitalized interest included in real
   estate inventories at year end                          $       46,121  $       43,661  $       55,793
=========================================================================================================

Interest income                                            $        1,510  $        1,017  $          581
=========================================================================================================

         Unamortized capitalized interest included in real estate inventories at June 30, 1996 was reduced by $21.8 million, the portion of the non-cash loss from impairment of southern California real estate inventories allocated to unamortized capitalized interest (see Note 13). Interest income is included in other revenues.

(13)     IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES

         In connection with its adoption of SFAS No. 121 in fiscal 1996, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community (see Note 1).

         In the first six months of fiscal 1996, net new orders at Sun City Palm Desert were substantially below both the comparable period of the prior fiscal year and the Company's expectations. Although the Company was encouraged by net new orders significantly greater in the first 45 days of the third quarter of fiscal 1996 than in the comparable period in the prior fiscal year, a lower than anticipated level of net new orders was expected in the remainder of fiscal 1996 and net new orders for all of fiscal 1996 were anticipated to be lower than in prior fiscal years. Additionally, a national home builder was developing an active adult community near Sun City Palm Desert, which was expected to cause additional competitive pressures at that community. Based on these and other factors, the Company reduced its estimate with respect to net new orders and closings in the fiscal years ending June 30, 1997 and beyond to below the levels achieved in the three fiscal years ended June 30, 1995. This resulted in expected future net cash flows (undiscounted and without interest charges) at Sun City Palm Desert being less than the book value of the asset. As required by SFAS No. 121, the Company therefore recorded in fiscal 1996 a non-cash loss from impairment of southern California real estate inventories to reflect Sun City Palm Desert at its estimated fair value. Fair value was estimated based upon an evaluation of comparable market prices and discounted expected future cash flows.

(14)     CONTINGENT LIABILITIES AND COMMITMENTS

         The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition of the Company.

         The Company has issued surety bonds and standby letters of credit aggregating $94.4 million at June 30, 1997.

         The Company leases from third parties, under operating leases, office space, models, apartment units which it rents to prospective customers at its active adult communities, automobiles and certain other equipment. The leases are generally renewable at the Company's option for additional periods. Total rent expense incurred by the Company was $7.5 million, $6.9 million and $4.8 million for the years ended June 30, 1997, 1996 and 1995, respectively.

         Minimum lease payments (in thousands) to be made by the Company under non-cancelable lease agreements are as follows:

                  1998                             $     5,451
                  1999                                   3,640
                  2000                                   2,678
                  2001                                   2,342
                  2002                                   1,962
                  Later years                            6,193
                                                   -----------
                                                   $    22,266
                                                   ===========

(15)     QUARTERLY FINANCIAL INFORMATION (Unaudited)

         Quarterly financial information for the years ended June 30, 1997 and 1996 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                                      In Thousands Except Per Share Data
                                                              Three Months Ended
         ------------------------------------------------------------------------------------------------
                                             June 30,        March 31,     December 31,     September 30,
                                               1997            1997            1996              1996
         ------------------------------------------------------------------------------------------------
         Revenues                         $    347,968    $    280,317  $       293,682   $       264,295
         Earnings before extraordinary
           item                                 13,319           9,576           10,799             5,992
         Net earnings                           13,319           8,291           10,799             5,992
         Earnings per share before
           extraordinary item                      .75             .54              .60               .33
         Net earnings per share                    .75             .46              .60               .33
         ------------------------------------------------------------------------------------------------

         ------------------------------------------------------------------------------------------------
                                             June 30,        March 31,     December 31,     September 30,
                                               1996            1996            1995              1995
         ------------------------------------------------------------------------------------------------
         Revenues                         $    348,942    $    256,014  $       239,459   $       206,318
         Net earnings (loss)                    11,945         (35,385)           9,155             6,534
         Net earnings (loss) per share             .67           (2.02)             .51               .39
         ------------------------------------------------------------------------------------------------

         The net loss in the quarter ended March 31, 1996 resulted from the non-cash loss from impairment of southern California real estate inventories related to the valuation of the Company's Sun City Palm Desert active adult community (see Note 13).

                      DEL WEBB CORPORATION AND SUBSIDIARIES          SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS            -----------
                    Years ended June 30, 1997, 1996 and 1995

                                                                            In Thousands
- --------------------------------------------------------------------------------------------------------------------
                                                                Additions     Additions
                                                  Balance at    Charged to   Charged to
                                                 Beginning of   Costs and       Other                   Balance at
                 Classification                      Year        Expenses     Accounts    Deductions   End of Year
- --------------------------------------------------------------------------------------------------------------------
1997
- ----
Reserve for residential land development project  $      7,126  $        365 $          -  $         -  $      7,491
Deferred tax asset valuation allowance                   3,862             -            -          473         3,389
Reserves for disposal costs of discontinued
   operations                                           12,209             -            -        1,827        10,382
- --------------------------------------------------------------------------------------------------------------------
                                                  $     23,197  $        365 $          -  $     2,300  $     21,262
====================================================================================================================

1996
- ----
Reserve for residential land development project  $      8,264  $          - $          -  $     1,138  $      7,126
Deferred tax asset valuation allowance                   3,862             -            -            -         3,862
Reserves for disposal costs of discontinued
   operations                                           27,855             -            -       15,646        12,209
- --------------------------------------------------------------------------------------------------------------------
                                                  $     39,981  $          - $          -  $    16,784  $     23,197
====================================================================================================================

1995
- ----
Reserve for residential land development project  $      6,738  $      1,526 $          -  $         -  $      8,264
Deferred tax asset valuation allowance                   6,606             -            -        2,744         3,862
Reserves for disposal costs of discontinued
   operations                                           29,155             -            -        1,300        27,855
- --------------------------------------------------------------------------------------------------------------------
                                                  $     42,499  $      1,526 $          -  $     4,044  $     39,981
====================================================================================================================

                              DEL WEBB CORPORATION
                           Report on Form 10-K For The
                            Year Ended June 30, 1997


                               10-K EXHIBIT INDEX
                               ------------------
                        NON-FINANCIAL STATEMENT EXHIBITS
                        --------------------------------


Exhibit
Number
- ------

     3.0 Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 99.0 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1994.

     3.1 The Bylaws of the Registrant effective November 1, 1994; as amended on February 13, 1996, incorporated by reference to
                  Exhibit 3.1 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

     4.1 Indenture dated as of April 15, 1992 between Registrant and United States Trust Company of New York, as Trustee, defining the rights of holders of the 10 7/8% Senior Notes due 2000, incorporated by reference to Registration Statement No. 33-45703. Notes have been redeemed.

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

     4.4 Indenture dated as of January 21, 1997, between Registrant, State Street Bank and Trust Company, as Trustee, defining the rights of the holders of the 9 3/4% Senior Subordinated Debentures due 2008 incorporated by reference to Registrant's Report on Form 8-K dated January 21, 1997.

    10.1 Sample Change of Control Agreement between Registrant and certain of its officers with schedule setting forth the differences.

    10.2 Employment and Consulting Agreement dated July 10, 1996, between the Registrant and Philip J. Dion, incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.6          Office Lease Agreement  between Western Plaza Investors,  L.P.
                  and Registrant dated April 20, 1994 incorporated by reference to Registrant's Report on Form 10-K for the year ended June 30, 1994; as amended by the First Amendment to Lease dated February 29, 1996, incorporated by reference to Exhibit 10.6 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.7 Del Webb Corporation Deferred Compensation Plan effective June 1, 1993, incorporated by reference to Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

    10.8 Key Executive Life Insurance Plan II dated April 1, 1992, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1992; as amended on November 8, 1994, incorporated by reference to
                  Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.9 Key Executive Life Insurance Plan dated May 15, 1991, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1991; as amended on November 18, 1994, incorporated by reference to
                  Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.10 Del Webb Corporation Executive Long-Term Incentive Plan adopted November 20, 1991, incorporated by reference to Registrant's Report on Form 10-K for the year ended June 30, 1992; and First Amendment to the Executive Long-Term Incentive Plan dated June 30, 1993, incorporated by reference to Exhibit
                  10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by the Second Amendment to the Executive Long-Term Incentive Plan dated June 20, 1996.

    10.11 Del Webb Corporation 1993 Executive Long Term Incentive Plan dated March 17, 1994, incorporated by reference to Exhibit
                  10.11 to Registrant's Report on Form 10-K for the year ended June 30, 1994; as amended by the First Amendment to the 1993 Executive Long-Term Incentive Plan dated June 20, 1996.

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

    10.15 Amended and Restated Revolving Loan Agreement by and among Del Webb Corporation and Bank of America National Trust and Savings Association as Agent, and Bank One Arizona, NA, as Co-Agent, dated June 27, 1995; as amended by the Second Amendment to the Amended and Restated Revolving Loan Agreement effective July 22, 1996, incorporated by reference to Exhibit
                  10.15 to Registrant's Report on Form 10-K for the year ended June 30, 1996; as amended by the Third Amendment to the Amended and Restated Revolving Loan Agreement effective March 31, 1997; as amended by the Fourth Amendment to the Amended and Restated Revolving Loan Agreement effective April 29, 1997.

    10.16 Current list of participants to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2, as amended and restated April 20, 1993, incorporated by reference to Exhibit
                  10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 effective July 1, 1995, incorporated by reference to Exhibit
                  10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1995.

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

    10.23 Del E. Webb Corporation Umbrella Trust dated June 11, 1987, as amended by Amendment Number One to the Del Webb Corporation Umbrella Trust dated February 8, 1989, and Amendment Number Two to Del Webb Corporation Umbrella Trust dated March 14, 1990, incorporated by reference to Exhibit 10.23 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.24         Sample  Directors  and  Officers   Indemnification   Agreement
                  between Registrant and its directors and officers with list of such directors and officers.

    10.25 Del Webb Corporation 1995 Executive Long-Term Incentive Plan adopted July 13, 1995, incorporated by reference to Exhibit
                  10.25 to Registrant's Report on Form 10-K for the year ended June 30, 1995; as amended by the First Amendment to the 1995 Executive Long-Term Incentive Plan dated June 20, 1996.

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

    10.28 Del Webb Corporation Management Incentive Plan Fiscal 1998 (July 1, 1997 - June 30, 1998).

    10.29 Amended and Restated Certificate and Agreement of Limited Partnership of New Mexico Asset Limited Partnership effective June 18, 1996, incorporated by reference to Exhibit 10.29 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.30 Supplemental Executive Retirement Plan No. 1 Participation Agreement between the Registrant and Philip J. Dion Amended and Restated effective July 25, 1996, incorporated by reference to Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.31 1996/97 Executive Management Incentive Plan Award Agreement between the Registrant and Philip J. Dion dated August 21, 1996.

    10.32         Key   Executive   Life  Plan  Plus  dated   August  23,  1995,
                  incorporated by reference to Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.33         Key   Executive   Life  Plan  1995  dated   October  5,  1995,
                  incorporated by reference to Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.34         Group  Term   Carve-Out   Plan  dated   November   18,   1994,
                  incorporated by reference to Exhibit 10.34 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.35         Employment   Agreement   dated  April  11,  1997  between  the
                  Registrant and Joseph F. Contadino.

    10.36         Employment   Agreement   dated  April  11,  1997  between  the
                  Registrant and John H. Gleason.

    10.37         Employment   Agreement   dated  April  11,  1997  between  the
                  Registrant and LeRoy C. Hanneman.

    10.38         Employment   Agreement   dated  April  11,  1997  between  the
                  Registrant and Anne L. Mariucci.

    10.39 Supplemental Executive Retirement Plan No. 1 Participation Agreement as of April 11, 1997 between the Registrant and Joseph F. Contadino.

    10.40 Supplemental Executive Retirement Plan No. 1 Participation Agreement as of April 11, 1997 between the Registrant and John
                  H. Gleason.

    10.41 Supplemental Executive Retirement Plan No. 1 Participation Agreement as of April 11, 1997 between the Registrant and LeRoy C. Hanneman.

    10.42 Supplemental Executive Retirement Plan No. 1 Participation Agreement as of April 11, 1997 between the Registrant and Anne
                  L. Mariucci.

    21.0          Subsidiaries of the Registrant.

    23.0          Consent of Experts.

    27            Financial Data Schedule.
                                        5