Form 10-Q
period 1997-09-30
DEL WEBB CORP
filed 1997-11-10
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1997.

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

As of October 31, 1997 Registrant had outstanding 17,645,150 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997


                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                            Page

     Item 1.      Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1997,
                    June 30, 1997 and September 30, 1996........................................................  1

                  Consolidated Statements of Earnings for the three
                    months ended September 30, 1997 and 1996....................................................  2

                  Consolidated Statements of Cash Flows for the three
                    months ended September 30, 1997 and 1996....................................................  3

                  Notes to Consolidated Financial Statements....................................................  5

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................................10


PART II.      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K.............................................................. 15

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                                September 30,      June 30,      September 30,
                                                                    1997             1997             1996
                                                                 (Unaudited)                      (Unaudited)
----------------------------------------------------------------------------------------------------------------
                            Assets                                              .
----------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                      $       965,887 $       939,684  $       922,065
Cash and short-term investments                                           4,921          24,715            7,662
Receivables                                                              22,294          28,892           29,248
Property and equipment, net                                              19,330          20,937           23,800
Deferred income taxes (Note 4)                                            4,378           6,526           10,331
Other assets                                                             49,861          65,908           53,101
----------------------------------------------------------------------------------------------------------------
                                                                $     1,066,671 $     1,086,662  $     1,046,207
================================================================================================================

             Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)            $       548,716 $       563,068  $       550,912
Contractor and trade accounts payable                                    64,114          70,827           72,416
Accrued liabilities and other payables                                   66,997          79,959           55,111
Home sale deposits                                                       76,416          69,476           93,357
Income taxes payable (Note 4)                                             4,189           3,502            3,949
----------------------------------------------------------------------------------------------------------------
      Total liabilities                                                 760,432         786,832          775,745
----------------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized 30,000,000
    shares; issued 17,679,783 shares at September 30, 1997,
    17,691,118 shares at June 30, 1997 and 17,548,958 shares
    at September 30, 1996                                                    18              18               18
  Additional paid-in capital                                            159,814         160,308          158,378
  Retained earnings                                                     151,168         145,922          116,148
----------------------------------------------------------------------------------------------------------------
                                                                        311,000         306,248          274,544
  Less cost of common stock in treasury, 49,950 shares
    at September 30, 1997, 124,509 shares at June 30, 1997
    and 6,801 shares at September 30, 1996                                 (762)         (1,914)            (105)
  Less deferred compensation                                             (3,999)         (4,504)          (3,977)
----------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                        306,239         299,830          270,462
----------------------------------------------------------------------------------------------------------------
                                                                $     1,066,671 $     1,086,662  $     1,046,207
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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                     1997              1996
-----------------------------------------------------------------------------------------------------------------
Revenues (Note 5)                                                              $        248,043  $        264,295
-----------------------------------------------------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other                                                   190,944           205,164
    Interest (Note 6)                                                                    11,067            11,584
    Selling, general and administrative                                                  36,461            38,184
-----------------------------------------------------------------------------------------------------------------
                                                                                        238,472           254,932
-----------------------------------------------------------------------------------------------------------------

         Earnings before income taxes                                                     9,571             9,363

Income taxes (Note 4)                                                                     3,446             3,371
-----------------------------------------------------------------------------------------------------------------

         Net earnings                                                          $          6,125  $          5,992
=================================================================================================================

Weighted average shares outstanding                                                      17,938            17,897
=================================================================================================================

Net earnings per share                                                         $            .34  $            .33
=================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                              September 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                            1997           1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                        $       190,022  $    198,896
  Cash received from commercial land and facility sales                                        15,067         3,335
  Cash paid for costs related to community home construction                                 (122,452)     (140,333)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                                            82,637        61,898
  Cash paid for land acquisitions at operating communities                                     (2,495)         (733)
  Cash paid for lot development at operating communities                                      (26,447)      (26,138)
  Cash paid for amenity development at operating communities                                   (9,321)      (15,313)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                                 44,374        19,714

  Cash paid for costs related to communities in the pre-operating stage                       (13,718)      (24,851)
  Cash received from customers related to conventional homebuilding                            54,734        54,584
  Cash paid for land, development, construction and other costs related to
    conventional homebuilding                                                                 (52,556)      (57,218)
  Cash received from residential land development project                                         918         3,177
  Cash paid for corporate activities                                                          (15,367)      (17,833)
  Interest paid                                                                               (20,205)      (19,247)
  Cash paid for income taxes                                                                     (558)       (1,887)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                                     (2,378)      (43,561)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                            (206)       (1,233)
  Investments in life insurance policies                                                       (2,036)         (937)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                                     (2,242)       (2,170)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                                   63,149        87,555
  Repayments of debt                                                                          (78,150)      (51,735)
  Proceeds from exercise of common stock options                                                  709           110
  Purchases of treasury stock                                                                      (3)            -
  Dividends paid                                                                                 (879)         (877)
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 (15,174)       35,053
-------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                               (19,794)      (10,678)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                         24,715        18,340
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                      $         4,921  $      7,662
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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                       1997            1996
-----------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                   $         6,125 $          5,992
  Allocation of non-cash common costs in costs and expenses, excluding interest           53,274           65,403
  Amortization of capitalized interest in costs and expenses                              11,067           11,584
  Deferred compensation amortization                                                         420              455
  Depreciation and other amortization                                                      1,566            1,956
  Deferred income taxes                                                                    2,147            2,281
  Net (increase) decrease in home construction costs                                      11,074          (18,865)
  Land acquisitions                                                                      (11,295)         (12,179)
  Lot development                                                                        (40,349)         (38,460)
  Amenity development                                                                    (14,310)         (23,506)
  Pre-acquisition costs                                                                   (2,412)          (9,032)
  Net change in other assets and liabilities                                             (19,685)         (29,190)
-----------------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                      $        (2,378)$        (43,561)
=================================================================================================================

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

         The Company develops residential communities ranging from smaller-scale, non-amenitized communities within its conventional homebuilding operations to large-scale, master-planned communities with extensive amenities. The Company currently conducts its operations in the states of Arizona, Nevada, California, Texas and South Carolina. The Company's communities are generally large-scale, master-planned residential communities at which the Company controls all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is usually the exclusive builder of homes. The Company's conventional homebuilding operations encompass the construction and sale of homes in various locations in Arizona and Nevada.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission.

         In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings. Communities in the pre-operating stage are those not yet generating revenues from home closings.

         The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(2)      Real Estate Inventories

         The components of real estate inventories are as follows:

                                                                                       In Thousands
          ----------------------------------------------------------------------------------------------------------
                                                                     September 30,       June 30,    September 30,
                                                                          1997             1997           1996
                                                                      (Unaudited)                     (Unaudited)
          ----------------------------------------------------------------------------------------------------------
          Home construction costs                                    $       170,944 $       182,018 $       196,665
          Unamortized improvement and amenity costs                          503,730         489,142         447,517
          Unamortized capitalized interest                                    48,068          46,121          44,143
          Land held for housing                                              199,750         174,930         168,574
          Land and facilities held for future development or
            sale                                                              43,395          47,473          65,166
          ----------------------------------------------------------------------------------------------------------
                                                                     $       965,887 $       939,684 $       922,065
          ==========================================================================================================

         At September 30, 1997 the Company had 437 completed homes and 382 homes under construction that were not subject to a sales contract. These homes represented $34.1 million and $8.1 million, respectively, of home construction costs at September 30, 1997. At September 30, 1996 the
         Company had 332 completed homes and 724 homes under construction (representing $27.3 million and $14.0 million, respectively, of home construction costs) that were not subject to a sales contract.

         Included in land and facilities held for future development or sale at September 30, 1997 were 375 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations.

         During the three months ended September 30, 1997, the Company acquired the initial portions of land for a potential large-scale master-planned community in the southern Las Vegas valley and for a planned smaller-scale, less-amenitized community in northern California. Accordingly, capitalized pre-acquisition costs previously classified as other assets for these communities are now classified as real estate inventories.

(3)      Notes Payable, Senior and Subordinated Debt

         Notes payable, senior and subordinated debt consists of the following:

                                                                                       In Thousands
          ----------------------------------------------------------------------------------------------------------
                                                                     September 30,      June 30,     September 30,
                                                                          1997            1997            1996
                                                                      (Unaudited)                     (Unaudited)
          ----------------------------------------------------------------------------------------------------------
          10 7/8% Senior Notes, net                                  $             - $             - $        97,647
          9 3/4% Senior Subordinated Debentures due 2003, net                 97,773          97,670          97,362
          9% Senior Subordinated Debentures due 2006, net                     97,697          97,628          97,423
          9 3/4% Senior Subordinated Debentures due 2008, net                145,007         144,889               -
          Notes payable to banks under a revolving credit
            facility and short-term lines of credit                          186,000         185,990         229,000
          Real estate and other notes                                         22,239          36,891          29,480
          ----------------------------------------------------------------------------------------------------------
                                                                     $       548,716 $       563,068 $       550,912
          ==========================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(3)      Notes Payable, Senior and Subordinated Debt (continued)

         At September 30, 1997 the Company had $182.0 million outstanding under its $350 million senior unsecured revolving credit facility and $4.0 outstanding under its $20 million of short-term lines of credit.

         At September 30, 1997, under the most restrictive of the covenants in the Company's debt agreements, $17.1 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

(4)      Income Taxes

         Components of Income Taxes

         The components of income taxes are:

                                                                                         In Thousands
                                                                                          (Unaudited)
          -----------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                     1997             1996
          -----------------------------------------------------------------------------------------------------
          Current:
            Federal                                                            $         1,226  $         1,058
            State                                                                           73               32
          -----------------------------------------------------------------------------------------------------
                                                                                         1,299            1,090
          -----------------------------------------------------------------------------------------------------
          Deferred:
            Federal                                                                      1,815            2,328
            State                                                                          332              (47)
          -----------------------------------------------------------------------------------------------------
                                                                                         2,147            2,281
          -----------------------------------------------------------------------------------------------------
                                                                               $         3,446  $         3,371
          =====================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(5)      Revenues and Costs and Expenses

         The components of revenues and costs and expenses are:

                                                                                       In Thousands
                                                                                        (Unaudited)
          ------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                 1997                1996
          ------------------------------------------------------------------------------------------------------
          Revenues:
             Homebuilding:
                  Communities                                             $          178,802  $          196,953
                  Conventional                                                        51,526              49,335
          ------------------------------------------------------------------------------------------------------
                      Total homebuilding                                             230,328             246,288
             Land and facility sales                                                  15,518              15,628
             Other                                                                     2,197               2,379
          ------------------------------------------------------------------------------------------------------
                                                                          $          248,043  $          264,295
          ======================================================================================================

          Costs and expenses:
             Home construction and land:
                  Communities                                             $          135,183  $          150,344
                  Conventional                                                        44,035              41,177
          ------------------------------------------------------------------------------------------------------
                       Total homebuilding                                            179,218             191,521
             Cost of land and facility sales                                          10,953              12,758
             Other cost of sales                                                         773                 885
          ------------------------------------------------------------------------------------------------------
                       Total home construction, land and other                       190,944             205,164
             Interest                                                                 11,067              11,584
             Selling, general and administrative                                      36,461              38,184
          ------------------------------------------------------------------------------------------------------
                                                                          $          238,472  $          254,932
          ======================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(6)      Interest

         The following table shows the components of interest:

                                                                                       In Thousands
                                                                                        (Unaudited)
          ------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                 1997                1996
          ------------------------------------------------------------------------------------------------------
          Interest incurred and capitalized                               $           13,014  $           12,066
          ======================================================================================================
          Amortization of capitalized interest in costs and expenses      $           11,067  $           11,584
          ======================================================================================================
          Unamortized capitalized interest included in real estate
              inventories at period end                                   $           48,068  $           44,143
          ======================================================================================================
          Interest income                                                 $              253  $              372
          ======================================================================================================

         Interest income is included in other revenues in the Consolidated Statements of Earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA
-------------------------------------------------

                                                              Three Months Ended
                                                                 September 30,                      Change
-------------------------------------------------------------------------------------------------------------------

                                                             1997            1996            Amount         Percent
-------------------------------------------------------------------------------------------------------------------
OPERATING DATA :
----------------
 Number of net new orders:(1)
   Sun Cities Phoenix (2)                                     262             274              (12)           (4.4%)
   Sun Cities Las Vegas (3)                                   278             209               69            33.0%
   Sun City Palm Desert                                        62              14               48           342.9%
   Sun City Roseville                                         176              98               78            79.6%
   Sun City Hilton Head                                        95              76               19            25.0%
   Sun City Georgetown                                         85             101              (16)          (15.8%)
   Other communities (4)                                       14             N/A               14              N/A
   Coventry Homes                                             302             251               51            20.3%
-------------------------------------------------------------------------------------------------------------------
       Total current communities                            1,274           1,023              251            24.5%
    Completed operations:
       Sun City Tucson (5)                                    N/A              24              (24)         (100.0%)
       Terravita (6)                                          N/A              28              (28)         (100.0%)
       Coventry Homes - Southern California (7)               N/A              56              (56)         (100.0%)
-------------------------------------------------------------------------------------------------------------------
              Total                                         1,274           1,131              143            12.6%
===================================================================================================================
 Number of home closings:
   Sun Cities Phoenix (2)                                     259             232               27            11.6%
   Sun Cities Las Vegas (3)                                   242             253              (11)           (4.3%)
   Sun City Palm Desert                                        41              43               (2)           (4.7%)
   Sun City Roseville                                         118             173              (55)          (31.8%)
   Sun City Hilton Head                                        84              75                9            12.0%
   Sun City Georgetown                                        111             143              (32)          (22.4%)
   Terravita  (6)                                              82              84               (2)           (2.4%)
   Other communities (4)                                      N/A             N/A              N/A              N/A
   Coventry Homes                                             279             302              (23)           (7.6%)
-------------------------------------------------------------------------------------------------------------------
       Total current communities                            1,216           1,305              (89)           (6.8%)
   Completed operations:
       Sun City Tucson (5)                                    N/A              55              (55)         (100.0%)
       Coventry Homes - Southern California (7)                20              22               (2)           (9.1%)
-------------------------------------------------------------------------------------------------------------------
              Total                                         1,236           1,382             (146)          (10.6%)
===================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (Continued)
-------------------------------------------------------------

                                                              Three Months Ended
                                                                 September 30,                      Change
-------------------------------------------------------------------------------------------------------------------
                                                             1997             1996            Amount        Percent
-------------------------------------------------------------------------------------------------------------------
BACKLOG DATA :
--------------
 Homes under contract at September 30:
   Sun Cities Phoenix (2)                                     695              595              100           16.8%
   Sun Cities Las Vegas (3)                                   569              598              (29)          (4.8%)
   Sun City Palm Desert                                       147               83               64           77.1%
   Sun City Roseville                                         338              302               36           11.9%
   Sun City Hilton Head                                       170              194              (24)         (12.4%)
   Sun City Georgetown                                        176              336             (160)         (47.6%)
   Terravita (6)                                               38              248             (210)         (84.7%)
   Other communities (4)                                       14              N/A               14             N/A
   Coventry Homes                                             481              521              (40)          (7.7%)
-------------------------------------------------------------------------------------------------------------------
       Total current communities                            2,628            2,877             (249)          (8.7%)
   Completed operations:
       Sun City Tucson (5)                                    N/A               14              (14)        (100.0%)
       Coventry Homes - Southern California (7)               N/A               57              (57)        (100.0%)
-------------------------------------------------------------------------------------------------------------------
              Total (8)                                     2,628            2,948             (320)         (10.9%)
===================================================================================================================
Aggregate contract sales amount
  (dollars in millions)                           $           527  $           575  $           (48)          (8.3%)
===================================================================================================================
Average contract sales amount per home
  (dollars in thousands)                          $           201  $           195  $             6            3.1%
===================================================================================================================
AVERAGE  REVENUE  PER  HOME CLOSING :
   Sun City West                                  $       153,500  $       154,200  $          (700)          (0.5%)
   Sun Cities Las Vegas (2)                               189,500          179,600            9,900            5.5%
   Sun City Palm Desert                                   230,800          239,700           (8,900)          (3.7%)
   Sun City Roseville                                     210,700          200,700           10,000            5.0%
   Sun City Hilton Head (3)                               169,200          158,000           11,200            7.1%
   Sun City Georgetown (3)                                198,200          180,300           17,900            9.9%
   Terravita (6)                                          276,300          283,600           (7,300)          (2.6%)
   Other communities (4)                                      N/A              N/A              N/A             N/A
   Coventry Homes                                         171,300          147,300           24,000           16.3%
       Weighted average current communities               186,300          178,600            7,700            4.3%
   Completed operations:
       Sun City Tucson (5)                                    N/A          168,100              N/A             N/A
       Coventry Homes - Southern California (7)           186,600          220,100          (33,500)         (15.2%)
              Total weighted average                      186,300          178,200            8,100            4.5%
===================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (Continued)
-------------------------------------------------------------

                                                              Three Months Ended
                                                                 September 30,                      Change
-------------------------------------------------------------------------------------------------------------------
                                                             1997            1996            Amount         Percent
-------------------------------------------------------------------------------------------------------------------
OPERATING  STATISTICS :
   Cost and expenses as a percentage of revenues:
       Home construction, land and other                    77.0%           77.6%            (0.6%)           (0.8%)
       Interest                                              4.5%            4.4%             0.1%             2.3%
       Selling, general and administrative                  14.7%           14.4%             0.3%             2.1%

   Ratio of home closings to homes under contract
       in backlog at beginning of period                    47.7%           43.2%             4.5%            10.4%
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

(3)  Includes Sun City Summerlin and Sun City MacDonald Ranch.

(4) As of September 30, 1997, the Company had one smaller-scale community in Arizona at which net new order activity began in September 1997.

(5) The Company completed net new order activity at Sun City Tucson in February 1997. Home closings at Sun City Tucson were completed in April 1997.

(6)  The Company completed net new order activity at Terravita in April 1997.

(7) The Company completed net new order activity for its Coventry Homes - Southern California operations in June 1997. Home closings for these operations were completed in August 1997.

(8) A majority of the backlog at September 30, 1997 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the three months ended September 30, 1997 and 1996, cancellations of home sales orders as a percentage of new home sales orders written during the period were 14.0 percent and 20.8 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
---------------------

Revenues. Revenues decreased to $248.0 million for the three months ended September 30, 1997 from $264.3 million for the the three months ended September 30, 1996. Decreased home closings at Sun City Roseville and Sun City Georgetown (each of which had a substantially lower backlog at the beginning of the 1997 quarter than at the beginning of the 1996 quarter) accounted for $11.0 million and $5.8 million, respectively, in decreased revenues. Decreased home closings at Sun City Tucson (reflecting the April 1997 completion of that community) resulted in a $9.2 million decrease in revenues. These decreases were partially offset by an increase in the average revenue per home closing, which resulted in increased revenues of $11.4 million.

Home Construction, Land and Other Costs. The decrease in home construction, land and other costs to $190.9 million for the 1997 quarter compared to $205.2 million for the 1996 quarter was primarily due to the decrease in home closings. These costs as a percentage of revenues decreased to 77.0 percent for the 1997 quarter compared to 77.6 percent for the 1996 quarter, with the decrease primarily due to improved margins on land and facility sales. The improved margins on land and facility sales were primarily due to the declining contribution from lower-margin land sales at Foothills, the Company's nearly complete residential land development project in Phoenix.

Interest. As a percentage of revenues,  amortization of capitalized interest was
4.5 percent for the 1997 quarter compared to 4.4 percent for the 1996 quarter. This increase was primarily due to changes in the mix of home closings among the Company's communities and conventional homebuilding operations.

Selling, General and Administrative Expenses. As a percentage of revenues, selling, general and administrative expenses increased to 14.7 percent for the 1997 quarter as compared to 14.4 percent for the 1996 quarter. This increase resulted primarily from the spreading of relatively fixed corporate overhead over lower revenues.

Income Taxes. The small increase in income taxes in the 1997 quarter as compared to the 1996 quarter was due to the increase in earnings before income taxes. The effective tax rate was 36 percent in both quarters.

Net New Order Activity and Backlog. Net new orders in the 1997 quarter were 12.6 percent higher than in the 1996 quarter. Exclusive of completed operations, net new orders increased 24.5 percent. The increase was largely due to increases at Sun City Roseville and Sun City Palm Desert, which management believes may indicate continued improvement in the California real estate economy. In addition, both of these California communities benefitted from the introduction of new product offerings, which management believes had a positive impact on new orders.

Net new orders at the Sun Cities Las Vegas increased 33.0 percent, which management believes is primarily due to the continued strength of the Las Vegas market. At Sun City Hilton Head, net new orders increased 25.0 percent, which management believes may be partially due to the fact that important commercial and service- related businesses have announced development plans for the area adjacent to Sun City Hilton Head. These increases were partially offset by a
15.8 percent decrease in net new orders at Sun City Georgetown. That community is in the process of introducing new product offerings which are designed to appeal to a larger segment of the Texas active adult market.

The number of homes under contract at September 30, 1997 was 10.9 percent lower than at September 30, 1996. This backlog decrease was largely due to decreases attributable to the approaching completion of Terravita and the August 1997 completion of Coventry Homes' southern California operations. Sun City Georgetown has also experienced a significant backlog decrease as net new orders did not keep pace with home closings at that community over the past 12 months.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY
------------------------------------------------

At September 30, 1997 the Company had $4.9 million of cash and short-term investments, $182.0 million outstanding under its $350 million senior unsecured revolving credit facility and $4.0 million outstanding under its $20 million of short-term lines of credit.

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

During the 1997 quarter the Company generated $82.6 million of net cash from community sales activities, used $38.3 million of cash for land and lot and amenity development at operating communities, paid $13.7 million for costs related to communities in the pre-operating stage, generated $2.2 million of net cash from conventional homebuilding operations and used $35.2 million of cash for other operating activities. The resulting $2.4 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues and for corporate activities) was funded mainly through utilization of cash and short-term investments existing at the beginning of the period.

At September 30, 1997, under the most restrictive of the covenants in the Company's debt agreements, $17.1 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

In October 1997 a shelf registration statement filed by the Company with the Securities and Exchange Commission, covering up to $200 million of the Company's debt and equity securities, became effective. The shelf registration statement provides the Company with additional flexibility to respond to market conditions. The securities covered by the registration statement may be offered for sale from time to time in the future in one or more series and in the form of senior, senior subordinated or subordinated debt, common stock, preferred stock or warrants to purchase such securities.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS
----------------------------------------------------------

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical results are forward looking statements. These forward looking statements involve risks and uncertainties including, but not limited to, risks associated with the development of future and newer communities (including development in new geographic areas), governmental regulation and environmental considerations, the geographic concentration of the Company's operations, the cyclical nature of real estate operations and other conditions generally, competition, fluctuations in labor and material costs, the availability and cost of financing, natural risks that exist in certain of the Company's market areas and other matters set forth in the Company's Form 10-K for the year ended June 30, 1997. Actual results may differ materially from those projected or implied. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate.

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

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

                                                  DEL WEBB CORPORATION
                                                      (Registrant)




Date:    November 10, 1997                        /s/ Philip J. Dion
       -------------------------        ----------------------------------------
                                                     Philip J. Dion
                                          Chairman and Chief Executive Officer


Date:    November 10, 1997                        /s/ John A. Spencer
       -------------------------        ----------------------------------------
                                                     John A. Spencer
                                             Senior Vice President and Chief
                                                   Financial Officer
                                       16