Form 10-Q
period 1997-12-31
DEL WEBB CORP
filed 1998-02-09
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 1997.

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

As of January 31, 1998 Registrant had outstanding 17,833,110 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 1997


                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION                                                                  Page
     Item 1.      Financial Statements:

                  Consolidated Balance Sheets as of December 31, 1997,
                    June 30, 1997 and December 31, 1996.............................................. 1

                  Consolidated Statements of Earnings for the three and six
                    months ended December 31, 1997 and 1996.......................................... 2

                  Consolidated Statements of Cash Flows for the six
                    months ended December 31, 1997 and 1996.......................................... 3

                  Notes to Consolidated Financial Statements......................................... 5

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................10


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings .................................................................16

     Item 6.      Exhibits and Reports on Form 8-K...................................................16

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                                  December 31,        June 30,     December 31,
                                                                     1997              1997           1996
                                                                  (Unaudited)                      (Unaudited)
----------------------------------------------------------------------------------------------------------------
                            Assets                                              .
----------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                      $     1,018,692  $      939,684   $      930,250
Cash and short-term investments                                           1,222          24,715            1,876
Receivables                                                              26,897          28,892           25,174
Property and equipment, net                                              18,415          20,937           22,109
Deferred income taxes (Note 4)                                            4,996           6,526            9,894
Other assets (Note 7)                                                    88,226          65,908           55,306
----------------------------------------------------------------------------------------------------------------
                                                                $     1,158,448  $    1,086,662   $    1,044,609
================================================================================================================

             Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)            $       621,519  $      563,068   $      536,036
Contractor and trade accounts payable                                    61,766          70,827           74,080
Accrued liabilities and other payables                                   82,716          79,959           64,341
Home sale deposits                                                       68,515          69,476           83,179
Income taxes payable (Note 4)                                             6,083           3,502            6,706
----------------------------------------------------------------------------------------------------------------
      Total liabilities                                                 840,599         786,832          764,342
----------------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized 30,000,000
    shares; issued 17,839,710 shares at December 31, 1997,
    17,691,118 shares at June 30, 1997 and 17,643,757 shares
    at December 31, 1996                                                     18              18               18
  Additional paid-in capital                                            162,841         160,308          159,929
  Retained earnings                                                     161,545         145,922          126,071
----------------------------------------------------------------------------------------------------------------
                                                                        324,404         306,248          286,018
  Less cost of common stock in treasury, 124,509 shares at
    June 30, 1997 and 16,971 shares at December 31, 1996                      -          (1,914)            (287)
  Less deferred compensation                                             (6,555)         (4,504)          (5,464)
----------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                        317,849         299,830          280,267
----------------------------------------------------------------------------------------------------------------
                                                                $     1,158,448  $    1,086,662   $    1,044,609
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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                        December 31,                       December 31,
---------------------------------------------------------------------------------------------------------------
                                                    1997             1996            1997             1996
---------------------------------------------------------------------------------------------------------------
Revenues (Note 5)                             $       278,935  $       293,682  $      526,978   $      557,977
---------------------------------------------------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other                 211,037          225,675         401,981          430,839
    Interest (Note 6)                                  10,932           11,698          21,999           23,282
    Selling, general and administrative                39,364           39,436          75,825           77,620
---------------------------------------------------------------------------------------------------------------
                                                      261,333          276,809         499,805          531,741
---------------------------------------------------------------------------------------------------------------

         Earnings before income taxes                  17,602           16,873          27,173           26,236

Income taxes (Note 4)                                   6,336            6,074           9,782            9,445
---------------------------------------------------------------------------------------------------------------

         Net earnings                         $        11,266  $        10,799  $       17,391   $       16,791
===============================================================================================================

Weighted average shares outstanding                    17,741           17,582          17,665           17,561
===============================================================================================================
Weighted average shares outstanding -
  assuming dilution                                    18,298           17,876          18,119           17,890
===============================================================================================================

Net earnings per share                        $           .64  $           .61  $          .98   $          .96
===============================================================================================================
Net earnings per share - assuming
  dilution                                    $           .62  $           .60  $          .96   $          .94
===============================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                               December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                            1997           1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                        $       398,289  $    404,331
  Cash received from commercial land and facility sales                                        20,493         7,192
  Cash paid for costs related to community home construction                                 (243,929)     (286,229)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                                           174,853       125,294
  Cash paid for land acquisitions at operating communities                                     (6,731)       (1,888)
  Cash paid for lot development at operating communities                                      (52,695)      (51,779)
  Cash paid for amenity development at operating communities                                  (23,486)      (29,257)
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                                 91,941        42,370

  Cash paid for costs related to communities in the pre-operating stage                       (61,274)      (44,883)
  Cash received from customers related to conventional homebuilding                           102,280       120,387
  Cash paid for land, development, construction and other costs related to
    conventional homebuilding                                                                (103,819)     (107,802)
  Cash received from residential land development project                                       2,762         5,641
  Cash paid for corporate activities                                                          (18,423)      (19,187)
  Interest paid                                                                               (24,307)      (24,264)
  Cash paid for income taxes                                                                   (4,789)       (4,090)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                                    (15,629)      (31,828)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                          (1,188)       (1,720)
  Investments in life insurance policies                                                       (2,228)       (1,303)
-------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                                     (3,416)       (3,023)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                                  134,266       140,480
  Repayments of debt                                                                         (139,080)     (120,490)
  Proceeds from exercise of common stock options                                                2,137           150
  Purchases of treasury stock                                                                      (4)             -
  Dividends paid                                                                               (1,767)       (1,753)
-------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                       (4,448)       18,387
-------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                               (23,493)      (16,464)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                         24,715        18,340
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                      $         1,222  $      1,876
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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                           December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                       1997            1996
-----------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                   $        17,391   $       16,791
  Allocation of non-cash common costs in costs and expenses, excluding interest          115,499          130,404
  Amortization of capitalized interest in costs and expenses                              21,999           23,282
  Deferred compensation amortization                                                         886              893
  Depreciation and other amortization                                                      3,122            4,208
  Deferred income taxes                                                                    1,527            2,718
  Net (increase) decrease in home construction costs                                      18,045          (17,818)
  Land acquisitions                                                                      (35,963)         (14,535)
  Lot development                                                                        (81,068)         (81,973)
  Amenity development                                                                    (38,001)         (53,791)
  Pre-acquisition costs                                                                  (13,926)         (11,173)
  Net change in other assets and liabilities                                             (25,140)         (30,834)
-----------------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                      $       (15,629)  $      (31,828)
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

The Company develops residential communities ranging from smaller-scale, non-amenitized communities within its conventional homebuilding operations to large-scale, master-planned communities with extensive amenities. The Company currently conducts its operations in Arizona, Nevada, California, Texas and South Carolina. The Company's communities are generally large-scale, master-planned residential communities at which the Company controls all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is usually the exclusive builder of homes. The Company's conventional homebuilding operations encompass the construction and sale of homes in various locations in Arizona and Nevada.

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

The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(2)      Real Estate Inventories

The components of real estate inventories are as follows:

                                                                             In Thousands
----------------------------------------------------------------------------------------------------------
                                                            December 31,       June 30,     December 31,
                                                                1997             1997           1996
                                                            (Unaudited)                     (Unaudited)
----------------------------------------------------------------------------------------------------------
Home construction costs                                    $       163,973 $       182,018 $       195,618
Unamortized improvement and amenity costs                          537,745         489,142         474,110
Unamortized capitalized interest                                    50,125          46,121          45,366
Land held for housing                                              226,258         174,930         158,050
Land and facilities held for future development or
  sale                                                              40,591          47,473          57,106
----------------------------------------------------------------------------------------------------------
                                                           $     1,018,692 $       939,684 $       930,250
==========================================================================================================

At December 31, 1997 the Company had 383 completed homes and 822 homes under construction that were not subject to a sales contract. These homes represented $48.1 million of home construction costs at December 31, 1997. At December 31, 1996 the Company had 345 completed homes and 809 homes under construction (representing $49.6 milion of home construction costs) that were not subject to a sales contract.

Included in land and facilities held for future development or sale at December 31, 1997 were 304 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations.

During the six months ended December 31, 1997, the Company acquired the initial portions of land for a planned active adult community in the Chicago area town of Huntley, Illinois, for a planned large-scale master-planned community in the southern Las Vegas valley and for a planned smaller-scale, less-amenitized community in northern California. Accordingly, capitalized pre-acquisition costs previously classified as other assets for these communities are now classified as part of real estate inventories.

In January 1998 the Company acquired certain assets and assumed certain liabilities at two operating age-restricted communities in central Florida for a total purchase price of approximately $45 million. The two communities had approximately 2,600 homes remaining to be constructed and closed as of the date of acquisition.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)



(3)      Notes Payable, Senior and Subordinated Debt

Notes payable, senior and subordinated debt consists of the following:

                                                                             In Thousands
----------------------------------------------------------------------------------------------------------
                                                            December 31,      June 30,      December 31,
                                                                1997            1997            1996
                                                            (Unaudited)                     (Unaudited)
----------------------------------------------------------------------------------------------------------
10 7/8% Senior Notes, net                                  $             -  $            -  $       97,820
9 3/4% Senior Subordinated Debentures due 2003, net                 97,876          97,670          97,464
9% Senior Subordinated Debentures due 2006, net                     97,765          97,628          97,491
9 3/4% Senior Subordinated Debentures due 2008, net                145,128         144,889               -
Notes payable to banks under a revolving credit
  facility and short-term lines of credit                          196,373         185,990         213,150
Real estate and other notes                                         84,377          36,891          30,111
----------------------------------------------------------------------------------------------------------
                                                           $       621,519  $      563,068  $      536,036
==========================================================================================================

At December 31, 1997 the Company had $187.0 million outstanding under its $350 million senior unsecured revolving credit facility and $9.4 outstanding under its $25 million of short-term lines of credit.

At December 31, 1997, under the most restrictive of the covenants in the Company's debt agreements, $20.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

In January 1998 the amount of the Company's senior unsecured revolving credit facility was increased to $400 million.

(4)      Income Taxes

The components of income taxes are:

                                                                     In Thousands
                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Six Months Ended
                                                     December 31,                    December 31,
----------------------------------------------------------------------------------------------------------
                                                 1997            1996            1997            1996
----------------------------------------------------------------------------------------------------------
Current:
  Federal                                   $        6,349  $        4,345  $        7,575  $        5,403
  State                                                607           1,292             680           1,324
----------------------------------------------------------------------------------------------------------
                                                     6,956           5,637           8,255           6,727
----------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                             (502)             35           1,313           2,363
  State                                               (118)            402             214             355
----------------------------------------------------------------------------------------------------------
                                                      (620)            437           1,527           2,718
----------------------------------------------------------------------------------------------------------
                                            $        6,336  $        6,074  $        9,782  $        9,445
==========================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(5)      Revenues and Costs and Expenses

The components of revenues and costs and expenses are:

                                                                        In Thousands
                                                                         (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended          Six Months Ended
                                                            December 31,               December 31,
----------------------------------------------------------------------------------------------------------
                                                         1997          1996         1997          1996
----------------------------------------------------------------------------------------------------------
Revenues:
   Homebuilding:
        Communities                                  $    216,882 $     216,032 $    395,684 $     412,985
        Conventional                                       50,700        63,389      102,226       112,724
----------------------------------------------------------------------------------------------------------
            Total  homebuilding                           267,582       279,421      497,910       525,709

   Land and facility sales                                  8,613        10,606       24,131        26,234
   Other                                                    2,740         3,655        4,937         6,034
----------------------------------------------------------------------------------------------------------
                                                     $    278,935 $     293,682 $    526,978 $     557,977
==========================================================================================================

Costs and expenses:
   Home construction and land:
        Communities                                  $    163,870 $     161,832 $    299,053 $     312,176
        Conventional                                       41,866        53,570       85,901        94,747
----------------------------------------------------------------------------------------------------------
            Total homebuilding                            205,736       215,402      384,954       406,923

   Cost of land and facility sales                          4,835         9,303       15,788        22,061
   Other cost of sales                                        466           970        1,239         1,855
----------------------------------------------------------------------------------------------------------
            Total home construction, land and other       211,037       225,675      401,981       430,839

   Interest                                                10,932        11,698       21,999        23,282
   Selling, general and administrative                     39,364        39,436       75,825        77,620
----------------------------------------------------------------------------------------------------------
                                                     $    261,333 $     276,809 $    499,805 $     531,741
==========================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(6)      Interest

The following table shows the components of interest:

                                                                        In Thousands
                                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                       Three Months Ended           Six Months Ended
                                                          December 31,                December 31,
---------------------------------------------------------------------------------------------------------
                                                       1997          1996          1997          1996
---------------------------------------------------------------------------------------------------------
Interest incurred and capitalized                 $      12,989 $      12,921  $     26,003  $     24,987
=========================================================================================================
Amortization of capitalized interest
   in costs and expenses                          $      10,932 $      11,698  $     21,999  $     23,282
=========================================================================================================
Unamortized capitalized interest in real
   estate inventories at period end                                            $     50,125  $     45,366
=========================================================================================================
Interest income                                   $         302 $         425  $        555  $        797
=========================================================================================================

Interest income is included in other revenues in the Consolidated Statements of Earnings.


(7)      Other Assets

Other assets are summarized as follows:

                                                                             In Thousands
----------------------------------------------------------------------------------------------------------
                                                            December 31,      June 30,      December 31,
                                                                1997            1997            1996
                                                            (Unaudited)                     (Unaudited)
----------------------------------------------------------------------------------------------------------
Pre-acquisition costs                                      $        50,989  $       30,876  $       21,807
Cash surrender values of life insurance policies                    21,887          20,083          17,441
Prepaid expenses                                                     5,226           5,903           6,038
Utility deposits                                                     4,896           4,971           5,344
Other                                                                5,228           4,075           4,676
----------------------------------------------------------------------------------------------------------
                                                           $        88,226  $       65,908  $       55,306
==========================================================================================================

A large majority of pre-acquisition costs at December 31, 1997 consists of costs incurred for the acquisition of environmentally-sensitive property by the Company for the purpose of exchanging the property with the United States Bureau of Land Management for property in the Los Vegas area that may be developed by the Company. Any exchange is subject to regulatory approvals and other conditions. When a trade is effected, these costs would be reclassified to be part of real estate inventories.

Cash surrender values of life insurance policies relate to policies acquired in connection with certain executive benefit plans.

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


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA
-------------------------------------------------

                                          Three Months Ended                       Six Months Ended
                                              December 31,         Change             December 31,          Change
-----------------------------------------------------------------------------------------------------------------------
                                            1997      1996      Amount  Percent       1997     1996     Amount   Percent
-----------------------------------------------------------------------------------------------------------------------
OPERATING  DATA :
----------------
 Number of net new orders: (1)
    Sun Cities Phoenix (2)                   272        348       (76)  (21.8%)        534      622       (88)   (14.1%)
    Sun Cities Las Vegas (3)                 240        270       (30)  (11.1%)        518      479        39      8.1%
    Sun City Palm Desert                      91         51        40    78.4%         153       65        88    135.4%
    Sun City Roseville                       137         96        41    42.7%         313      194       119     61.3%
    Sun City Hilton Head                      75         60        15    25.0%         170      136        34     25.0%
    Sun City Georgetown                      108         92        16    17.4%         193      193         -        -
    Other communities (4)                     59        N/A        59     N/A           73      N/A        73      N/A
    Coventry Homes                           249        263       (14)   (5.3%)        551      514        37      7.2%
-----------------------------------------------------------------------------------------------------------------------
       Total current communities           1,231      1,180        51     4.3%       2,505    2,203       302     13.7%

   Completed operations:
     Sun City Tucson (5)                     N/A         14       (14) (100.0%)        N/A       38       (38)  (100.0%)
     Terravita (6)                            (1)        75       (76) (101.3%)         (1)     103      (104)  (101.0%)
     Coventry Homes - So. California (7)     N/A         41       (41) (100.0%)        N/A       97       (97)  (100.0%)
-----------------------------------------------------------------------------------------------------------------------
      Total                                1,230      1,310       (80)   (6.1%)      2,504    2,441        63      2.6%
=======================================================================================================================
 Number of home closings:
    Sun Cities Phoenix (2)                   362        266        96    36.1%         621      498       123     24.7%
    Sun Cities Las Vegas (3)                 289        278        11     4.0%         531      531         -         -
    Sun City Palm Desert                      77         50        27    54.0%         118       93        25     26.9%
    Sun City Roseville                       155        155         -        -         273      328       (55)   (16.8%)
    Sun City Hilton Head                      96        110       (14)  (12.7%)        180      185        (5)    (2.7%)
    Sun City Georgetown                      112        144       (32)  (22.2%)        223      287       (64)   (22.3%)
    Terravita (6)                             30        103       (73)  (70.9%)        112      187       (75)   (40.1%)
    Other communities (4)                    N/A        N/A       N/A     N/A          N/A      N/A       N/A      N/A
    Coventry Homes                           287        335       (48)  (14.3%)        566      637       (71)   (11.1%)
-----------------------------------------------------------------------------------------------------------------------
      Total current communities            1,408      1,441       (33)   (2.3%)      2,624    2,746      (122)    (4.4%)

    Completed operations:
      Sun City Tucson (5)                    N/A         24       (24) (100.0%)        N/A       79       (79)  (100.0%)
      Coventry Homes - So. California (7)    N/A         48       (48) (100.0%)         20       70       (50)   (71.4%)
-----------------------------------------------------------------------------------------------------------------------
        Total                              1,408      1,513      (105)   (6.9%)      2,644    2,895      (251)    (8.7%)
=======================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (Continued)
-------------------------------------------------------------

                                          Three Months Ended                       Six Months Ended
                                              December 31,           Change           December 31,          Change
------------------------------------------------------------------------------------------------------------------------
                                             1997       1996      Amount  Percent    1997     1996     Amount   Percent
------------------------------------------------------------------------------------------------------------------------
BACKLOG  DATA :
--------------
 Homes under contract at December 31:
    Sun Cities Phoenix (2)                    605        677       (72)  (10.6%)
    Sun Cities Las Vegas (3)                  520        590       (70)  (11.9%)
    Sun City Palm Desert                      161         84        77    91.7%
    Sun City Roseville                        320        243        77    31.7%
    Sun City Hilton Head                      149        144         5     3.5%
    Sun City Georgetown                       172        284      (112)  (39.4%)
    Terravita (6)                               7        220      (213)  (96.8%)
    Other communities (4)                      73        N/A        73     N/A
    Coventry Homes                            443        449        (6)   (1.3%)
-------------------------------------------------------------------------------
       Total current communities            2,450      2,691      (241)   (9.0%)

   Completed operations:
     Sun City Tucson (5)                      N/A          4        (4) (100.0%)
     Coventry Homes - So. California (7)      N/A         50       (50) (100.0%)
-------------------------------------------------------------------------------
      Total (8)                             2,450      2,745      (295)  (10.7%)
===============================================================================
   Aggregate contract sales amount
     (dollars in millions)              $     506  $     537  $    (31)   (5.8%)
===============================================================================
   Average contract sales amount per
     home (dollars in thousands)        $     207  $     196  $     11     5.6%
===============================================================================

AVERAGE  REVENUE  PER  HOME
---------------------------
CLOSING :
--------
  Sun Cities Phoenix (2)                $ 160,400 $  166,900 $  (6,500)   (3.9%)   $157,500 $161,000  $ (3,500)    (2.2%)
  Sun Cities Las Vegas (3)                205,000    174,800    30,200    17.3%     197,900  177,100    20,800     11.7%
  Sun City Palm Desert                    227,700    203,900    23,800    11.7%     228,800  220,500     8,300      3.8%
  Sun City Roseville                      208,400    213,200    (4,800)   (2.3%)    209,400  206,600     2,800      1.4%
  Sun City Hilton Head                    165,900    163,100     2,800     1.7%     167,400  161,100     6,300      3.9%
  Sun City Georgetown                     201,200    184,100    17,100     9.3%     199,700  182,200    17,500      9.6%
  Terravita (6)                           376,200    304,100    72,100    23.7%     303,100  294,900     8,200      2.8%
  Other communities (4)                       N/A        N/A       N/A     N/A          N/A      N/A       N/A       N/A
  Coventry Homes                          176,700    155,800    20,900    13.4%     174,000  151,800    22,200     14.6%
    Weighted average current
          communities                     190,000    183,400     6,600     3.6%     188,300  180,800     7,500      4.1%
  Completed operations:
    Sun City Tucson (5)                       N/A    167,600       N/A     N/A          N/A  168,000       N/A      N/A
    Coventry Homes - So. California (7)       N/A    233,000       N/A     N/A      186,600  229,000   (42,400)   (18.5%)
           Total weighted average         190,000    184,700     5,300     2.9%     188,300  181,600     6,700      3.7%
========================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING  DATA (Continued)
--------------------------------------------------------------

                                        Three Months Ended                         Six Months Ended
                                            December 31,           Change             December 31,          Change
------------------------------------------------------------------------------------------------------------------------
                                           1997      1996      Amount  Percent       1997     1996     Amount   Percent
------------------------------------------------------------------------------------------------------------------------
OPERATING  STATISTICS:
---------------------

   Costs and expenses as a percentage
    of revenues:
       Home construction, land and other   75.7%      76.8%     (1.1%)   (1.4%)      76.3%    77.2%     (0.9%)    (1.2%)
       Interest                             3.9%       4.0%     (0.1%)   (2.5%)       4.2%     4.2%         -         -
       Selling, general and administrative 14.1%      13.4%      0.7%     5.2%       14.4%    13.9%      0.5%      3.6%

   Ratio of home closings to homes
    under contract in backlog at
    beginning of period                    53.6%      51.3%      2.3%     4.5%      102.1%    90.5%     11.6%     12.8%
=======================================================================================================================

(1) Net of cancellations. The Company recognizes revenue at close of escrow.

(2) Includes Sun City West and Sun City Grand. The Company began taking new home sales orders at Sun City Grand in October 1996. Home closings began at Sun City Grand in February 1997.

(3)      Includes Sun City Summerlin and Sun City MacDonald Ranch.

(4) Represents three smaller-scale communities in Arizona and California at which net new order activity began in the six months ended December 31, 1997.

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

(8) A majority of the backlog at December 31, 1997 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the six months ended December 31, 1997 and 1996, cancellations of home sales orders as a percentage of new home sales orders written during the period were 14.7 percent and 19.8 percent, respectively. See "Forward Looking Information; Certain Cautionary Statements."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
---------------------

Three Months Ended December 31, 1997 and 1996

REVENUES. Revenues decreased to $278.9 million for the three months ended December 31, 1997 from $293.7 million for the three months ended December 31, 1996. This decrease was due primarily to decreased closings at Terravita, Coventry Homes' southern California operations and Sun City Tucson, reflecting the completion or approaching completion of those operations.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $211.0 million for the 1997 quarter compared to $225.7 million for the 1996 quarter was primarily due to the decrease in home closings. These costs as a percentage of revenues decreased to 75.7 percent for the 1997 quarter compared to 76.8 percent for the 1996 quarter, with the decrease primarily due to improved margins on land and facility sales (due to the declining contribution from lower-margin land sales at Foothills, the Company's nearly complete residential land development project in Phoenix) and improved margins for Coventry Homes (due to the completion of low-margin southern California operations).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses increased to 14.1 percent for the 1997 quarter compared to 13.4 percent for the 1996 quarter. This increase resulted primarily from the spreading of relatively fixed corporate overhead over lower revenues.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1997 quarter were 6.1 percent lower than in the 1996 quarter. Exclusive of completed operations, net new orders increased 4.3 percent. The increase was due to the commencement of net new order activity at three smaller-scale communities in Arizona and California in the six months ended December 31, 1997. Increased net new orders were also experienced at all of the Company's other current communities except the Sun Cities Phoenix (which had a high level of net new orders in the 1996 quarter due to pent-up demand at Sun City Grand, at which the Company began taking net new orders in October 1996) and the Sun Cities Las Vegas (which experienced a very strong 1996 quarter).

The number of homes under contract at December 31, 1997 was 10.7 percent lower than at December 31, 1996. This backlog decrease was largely due to decreases attributable to the approaching completion of Terravita and the August 1997 completion of Coventry Homes' southern California operations. A backlog decrease was also experienced at Sun City Georgetown as net new orders did not keep pace with home closings at that community over the past 12 months. Backlog increases at Sun City Roseville and Sun City Palm Desert resulted from increases in net new orders which management believes may indicate continued improvement in the California real estate economy. The commencement of net new order activity at the three smaller-scale communities in Arizona and California also contributed to the backlog increase.

Six Months Ended December 31, 1997 and 1996

REVENUES. Revenues decreased to $527.0 million for the six months ended December 31, 1997 from $558.0 million for the six months ended December 31, 1996. This decrease was due to the decreased closings at Terravita, Coventry Homes' southern California operations and Sun City Tucson, reflecting the completion or approaching completion of those operations.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $402.0 million for the 1997 period compared to $430.8 million for the 1996 period was primarily due to the decrease in home closings. These costs as a percentage of revenues decreased to 76.3 percent for the 1997 period compared to 77.2 percent for the 1996 period, with the decrease primarily due to improved margins on land and facility sales. The improved margins on land and facility sales were primarily due to the declining contribution from lower-margin land sales at Foothills.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses increased to 14.4 percent for the 1997 period compared to 13.9 percent for the 1996 period. This increase resulted primarily from the spreading of relatively fixed corporate overhead over lower revenues.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1997 period were 2.6 percent higher than in the 1996 period. Exclusive of completed operations, net new orders increased 13.7 percent. The increase was largely due to increases at Sun City Roseville and Sun City Palm Desert, which management believes may indicate continued improvement in the California real estate economy. In addition, both of these California communities benefited from the introduction of new product offerings, which management believes had a positive impact on new orders.

Net new orders at the Sun Cities Las Vegas increased 8.1 percent, which management believes is primarily due to the continued strength of the Las Vegas market. At Sun City Hilton Head, net new orders increased 25.0 percent, which management believes may be partially due to the fact that important commercial and service-related businesses have announced development plans for the area adjacent to Sun City Hilton Head. Coventry Homes' net new orders increased 7.2 percent as a result of increases in Tucson and Las Vegas. The commencement of net new order activity at three smaller- scale communities in Arizona and California in the six months ended December 31, 1997 also contributed to the overall increase in net new orders from the 1996 period to the 1997 period.

The number of homes under contract at December 31, 1997 was 10.7 percent lower than at December 31, 1996. See "Three Months Ended December 31, 1997 and 1996 -- Net New Order Activity and Backlog."

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY
------------------------------------------------

At December 31, 1997 the Company had $1.2 million of cash and short-term investments, $187.0 million outstanding under its $350 million senior unsecured revolving credit facility and $9.4 million outstanding under its $25 million of short-term lines of credit.

In January 1998 the Company acquired certain assets and assumed certain liabilities at two operating age-restricted communities in central Florida for a total purchase price of approximately $45 million, which was funded by borrowings under the Company's senior unsecured revolving credit facility. Also in January 1998, the amount of the Company's senior unsecured revolving credit facility was increased from $350 million to $400 million.

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

The Company's senior unsecured revolving credit facility and the indentures for the Company's publicly-held debt contain restrictions which could, depending on the circumstances, affect the Company's ability to borrow in the future. If the Company at any time is not successful in obtaining sufficient capital to fund its then planned development and expansion expenditures, some or all of its projects may be significantly delayed. Any delay could result in cost increases and may adversely affect the Company's results of operations.

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

During the six months ended December 31, 1997 the Company generated $174.9 million of net cash from community sales activities, used $82.9 million of cash for land and lot and amenity development at operating communities, paid $61.3 million for costs related to communities in the pre-operating stage, used $1.5 million of net cash for conventional homebuilding operations and used $44.8 million of cash for other operating activities. The resulting $15.6 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues) was funded mainly through utilization of cash and short-term investments existing at the beginning of the period.

At December 31, 1997, under the most restrictive of the covenants in the Company's debt agreements, $20.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

In October 1997 a shelf registration statement filed by the Company with the Securities and Exchange Commission, covering up to $200 million of the Company's debt and equity securities, became effective. The securities covered by the registration statement may be offered for sale from time to time in the future in one or more series and in the form of straight or convertible senior, senior subordinated or subordinated debt, common stock, preferred stock, warrants or a combination of any of them.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS
----------------------------------------------------------

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical results are forward looking statements. These forward looking statements involve risks and uncertainties including, but not limited to, risks associated with the development of future and newer communities (including development in new geographic areas), governmental regulation, including in land exchanges with governmental entities, environmental considerations, the geographic concentration of the Company's operations, the cyclical nature of real estate operations and other conditions generally, competition, fluctuations in labor and material costs, the availability and cost of financing, natural risks that exist in certain of the Company's market areas and other matters set forth in the Company's Form 10-K for the year ended June 30, 1997. Actual results may differ materially from those projected or implied. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

In December 1997 a lawsuit was filed by eight Terravita residents, individually and on behalf of a purported class consisting of all Terravita residents. The complaint principally arises from disagreements over the value of the Terravita golf course (and related assets) and representations allegedly made relating to operation of the golf club and the Terravita community. The Company is involved in settlement negotiations with the Terravita residents, and management of the Company believes that the disagreements are likely to be resolved without any material adverse financial impact on the Company. The complaint seeks, among other things, injunctive relief, compensatory and punitive damages, and rescission of all home sales contracts. Litigation arising from the complaint could have a material adverse effect on the Company. The Company believes it has meritorious defenses to all claims.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibit  10.1     Agreement  of Purchase  and Sale  for acquisition  of
                           Dreyfus property located on the eastern shore of Lake
                           Tahoe in Washoe County, Nevada.

         Exhibit 27        Financial Data Schedule

         Exhibit 27.1      Restated 12/31/96 Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                                               DEL WEBB CORPORATION
                                                   (Registrant)




Date:    February 9, 1998                    /s/ Philip J. Dion
       -----------------------------        ------------------------------------
                                                        Philip J. Dion
                                            Chairman and Chief Executive Officer


Date:    February 9, 1998                    /s/ John A. Spencer
       ----------------------------         ------------------------------------
                                                        John A. Spencer
                                            Senior  Vice  President  and   Chief
                                            Financial Officer
                                       17