Form 10-Q
period 1998-03-31
DEL WEBB CORP
filed 1998-05-14
CIK 105189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended MARCH 31, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes X  No ___


As of April 30, 1998 Registrant had outstanding 18,098,084 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1998


                                TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                               PAGE

  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of March 31, 1998,
              June 30, 1997 and March 31, 1997............................   1

            Consolidated Statements of Earnings for the three and nine
              months ended March 31, 1998 and 1997........................   2

            Consolidated Statements of Cash Flows for the nine
              months ended March 31, 1998 and 1997........................   3

            Notes to Consolidated Financial Statements....................   5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  11


PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings.............................................  18

  Item 6.   Exhibits and Reports on Form 8-K..............................  18

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                 MARCH 31,        June 30,        MARCH 31,
                                                                   1998             1997            1997
                                                                (UNAUDITED)                      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                            ASSETS
-----------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                      $ 1,107,277     $   939,684     $   948,151
Cash and short-term investments                                      13,746          24,715          15,387
Receivables                                                          33,638          28,892          26,052
Property and equipment, net                                          32,990          20,937          21,073
Deferred income taxes (Note 4)                                           --           6,526           8,916
Income taxes receivable (Note 4)                                      2,029              --              --
Other assets (Note 7)                                               107,907          65,908          62,126
-----------------------------------------------------------------------------------------------------------
                                                                $ 1,297,587     $ 1,086,662     $ 1,081,705
===========================================================================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Notes payable, senior and subordinated debt (Note 3)            $   736,717     $   563,068     $   573,951
Contractor and trade accounts payable                                74,205          70,827          70,429
Accrued liabilities and other payables                               77,041          79,959          65,901
Home sale deposits                                                   81,874          69,476          78,752
Deferred income taxes (Note 4)                                          116              --              --
Income taxes payable (Note 4)                                            --           3,502           5,355
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                             969,953         786,832         794,388
-----------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized 30,000,000
    shares; issued 18,035,966 shares at March 31, 1998,
    17,691,118 shares at June 30, 1997 and 17,692,632 shares
    at March 31, 1997                                                    18              18              18
  Additional paid-in capital                                        165,156         160,308         160,351
  Retained earnings                                                 168,173         145,922         133,480
-----------------------------------------------------------------------------------------------------------
                                                                    333,347         306,248         293,849
  Less cost of common stock in treasury, 124,509 shares at
    June 30, 1997 and 102,499 shares at March 31, 1997                   --          (1,914)         (1,580)
  Less deferred compensation                                         (5,713)         (4,504)         (4,952)
-----------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                    327,634         299,830         287,317
-----------------------------------------------------------------------------------------------------------
                                                                $ 1,297,587     $ 1,086,662     $ 1,081,705
===========================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     MARCH 31,               MARCH 31,
-------------------------------------------------------------------------------------------
                                                 1998        1997        1998        1997
-------------------------------------------------------------------------------------------
Revenues (Note 5)                              $254,714    $280,317    $781,692    $838,294
-------------------------------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other           194,644     213,373     596,625     644,212
    Interest (Note 6)                             9,473      12,398      31,472      35,680
    Selling, general and administrative          38,847      39,584     114,672     117,204
-------------------------------------------------------------------------------------------
                                                242,964     265,355     742,769     797,096
-------------------------------------------------------------------------------------------

         Earnings before income taxes and
          extraordinary item                     11,750      14,962      38,923      41,198

Income taxes (Note 4)                             4,230       5,386      14,012      14,831
-------------------------------------------------------------------------------------------

         Earnings before extraordinary item       7,520       9,576      24,911      26,367
Extraordinary item:
    Loss from extinguishment of debt
      (net of tax)                                   --       1,285          --       1,285
-------------------------------------------------------------------------------------------

         Net earnings                          $  7,520    $  8,291    $ 24,911    $ 25,082
===========================================================================================

Weighted average shares outstanding              17,890      17,630      17,740      17,584
===========================================================================================
Weighted average shares outstanding -
  assuming dilution                              18,749      17,884      18,350      17,888
===========================================================================================
Net earnings per share:
    Earnings before extraordinary item         $    .42    $    .54    $   1.40    $   1.50
    Extraordinary item                               --         .07          --         .07
-------------------------------------------------------------------------------------------
                                               $    .42    $    .47    $   1.40    $   1.43
===========================================================================================
Net earnings per share - assuming dilution:
    Earnings before extraordinary item         $    .40    $    .54    $   1.36    $   1.47
    Extraordinary item                               --         .07          --         .07
-------------------------------------------------------------------------------------------
                                               $    .40    $    .46    $   1.36    $   1.40
===========================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                      MARCH 31,
-----------------------------------------------------------------------------------------------------
                                                                                 1998          1997
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                $ 587,147     $ 613,483
  Cash received from commercial land and facility sales                          21,063         8,217
  Cash paid for costs related to community home construction                   (383,293)     (429,777)
-----------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                             224,917       191,923
  Cash paid for land acquisitions at operating communities                      (14,687)       (6,334)
  Cash paid for lot development at operating communities                        (77,033)      (70,288)
  Cash paid for amenity development at operating communities                    (34,868)      (41,915)
-----------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                   98,329        73,386

  Cash paid for costs related to communities in the pre-operating stage        (107,493)      (63,090)
  Cash received from customers related to conventional homebuilding             165,259       178,092
  Cash paid for land, development, construction and other costs related to
    conventional homebuilding                                                  (161,158)     (163,097)
  Cash received from residential land development project                         4,649         5,717
  Cash paid for corporate activities                                            (47,092)      (33,465)
  Interest paid                                                                 (46,340)      (42,199)
  Cash paid for income taxes                                                    (11,587)       (8,672)
-----------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                     (105,433)      (53,328)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (15,038)       (2,396)
  Investments in life insurance policies                                         (2,749)       (1,505)
-----------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                      (17,787)       (3,901)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                    297,035       478,865
  Repayments of debt                                                           (186,986)     (421,324)
  Proceeds from exercise of common stock options                                  4,869         1,077
  Stock repurchases                                                                  (8)       (1,708)
  Dividends paid                                                                 (2,659)       (2,634)
-----------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                   112,251        54,276
-----------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                 (10,969)       (2,953)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                           24,715        18,340
-----------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                              $  13,746     $  15,387
=====================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                          MARCH 31,
----------------------------------------------------------------------------------------------------------
                                                                                      1998          1997
----------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                     $  24,911     $  25,082
  Allocation of non-cash common costs in costs and expenses, excluding interest      183,050       190,215
  Amortization of capitalized interest in costs and expenses                          31,472        35,680
  Deferred compensation amortization                                                   1,359         1,321
  Depreciation and other amortization                                                  4,623         4,736
  Deferred income taxes on earnings before extraordinary item                          6,639         3,696
  Extraordinary loss from extinguishment of debt (net of tax)                             --         1,285
  Net increase in home construction costs                                            (17,497)      (33,475)
  Land acquisitions                                                                  (70,509)      (27,198)
  Lot development                                                                   (131,782)     (111,400)
  Amenity development                                                                (62,953)      (72,048)
  Pre-acquisition costs                                                              (13,676)      (17,694)
  Net change in other assets and liabilities                                         (61,070)      (53,528)
----------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                        $(105,433)    $ (53,328)
==========================================================================================================

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

      The Company develops residential communities ranging from small-scale, non-amenitized communities within its conventional homebuilding operations to large-scale, master-planned communities with extensive amenities. The Company currently conducts its operations in Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas. The Company's primary activities involve the development of large-scale, master-planned communities with extensive amenities for active adults age 55 and over. The Company designs, develops and markets these communities, controlling all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is usually the exclusive builder of homes.

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

      The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)   REAL ESTATE INVENTORIES

      The components of real estate inventories are as follows:

                                                                   In Thousands
--------------------------------------------------------------------------------------------
                                                       March 31,     June 30,      March 31,
                                                         1998          1997          1997
                                                      (Unaudited)                 (Unaudited)
--------------------------------------------------------------------------------------------
Home construction costs                               $  199,515    $  182,018    $  211,275
Unamortized improvement and amenity costs                574,560       489,142       487,905
Unamortized capitalized interest                          57,785        46,121        46,054
Land held for housing                                    245,556       174,930       155,430
Land and facilities held for future development or
  sale                                                    29,861        47,473        47,487
--------------------------------------------------------------------------------------------
                                                      $1,107,277    $  939,684    $  948,151
============================================================================================

      At March 31, 1998 the Company had 479 completed homes and 680 homes under construction that were not subject to a sales contract. These homes represented $54.7 million of home construction costs at March 31, 1998. At March 31, 1997 the Company had 352 completed homes and 730 homes under construction (representing $47.0 million of home construction costs) that were not subject to a sales contract.

      Included in land and facilities held for future development or sale at March 31, 1998 were 207 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations.

      During the nine months ended March 31, 1998, the Company acquired the initial portions of land for (i) a planned active adult community in the Chicago area town of Huntley, Illinois, (ii) a planned large-scale master-planned community in the southern Las Vegas valley and (iii) a planned smaller-scale, less-amenitized community in northern California. Accordingly, capitalized pre-acquisition costs previously classified as other assets for these communities are now classified as part of real estate inventories.

      In January 1998 the Company acquired certain assets and assumed certain liabilities at two operating age-restricted communities in central Florida for a total purchase price of approximately $45 million. The two communities had approximately 2,600 homes remaining to be constructed and closed as of the date of acquisition.

      At Sun City Palm Desert, the Company has decided to move forward with development of a portion of a second phase at that community. This portion is planned for an additional 1,000 homes.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)   NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

      Notes payable, senior and subordinated debt consists of the following:

                                                                In Thousands
---------------------------------------------------------------------------------------
                                                       March 31,   June 30,   March 31,
                                                         1998        1997       1997
                                                      (Unaudited)            (Unaudited)
---------------------------------------------------------------------------------------
9 3/4% Senior Subordinated Debentures due 2003, net    $ 97,978    $ 97,670    $ 97,567
9% Senior Subordinated Debentures due 2006, net          97,834      97,628      97,560
9 3/4% Senior Subordinated Debentures due 2008, net     145,249     144,889     144,855
Notes payable to banks under a revolving credit
  facility and short-term lines of credit               311,000     185,990     205,000
Real estate and other notes                              84,656      36,891      28,969
---------------------------------------------------------------------------------------
                                                       $736,717    $563,068    $573,951
=======================================================================================

      In January 1998 the amount of the Company's senior unsecured revolving credit facility was increased from $350 million to $400 million.

      At March 31, 1998 the Company had $288.0 million outstanding under its $400 million senior unsecured revolving credit facility and $23.0 million outstanding under its $25 million of short-term lines of credit. In May 1998 the Company completed a public offering of $200 million in principal amount of 9 3/8% Senior Subordinated Debentures due 2009. The approximately $195 million of net proceeds of the offering were used to reduce the amount outstanding under the revolving credit facility. After giving effect to this use of proceeds, as of March 31, 1998, the Company would have had the capacity to borrow $55.0 million under the credit facility and short term lines of credit under then-existing covenants. The Company is negotiating an amendment to the credit facility to revise certain debt-related covenants and increase the amount of the credit facility to $450 million, all of which would be available to borrow, subject to compliance by the Company with the revised covenants.

      At March 31, 1998, under the most restrictive of the covenants in the Company's debt agreements, $14.5 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)   INCOME TAXES

      The components of income taxes are:

                                             In Thousands
                                              (Unaudited)
--------------------------------------------------------------------------------
                           Three Months Ended              Nine Months Ended
                               March 31,                       March 31,
                          1998            1997            1998           1997
--------------------------------------------------------------------------------
Current:
  Federal               $   (613)       $  3,954        $  6,962       $  9,357
  State                     (269)            454             411          1,778
--------------------------------------------------------------------------------
                            (882)          4,408           7,373         11,135
--------------------------------------------------------------------------------
Deferred:
  Federal                  4,756           1,593           6,069          3,956
  State                      356            (615)            570           (260)
--------------------------------------------------------------------------------
                           5,112             978           6,639          3,696
--------------------------------------------------------------------------------
                        $  4,230        $  5,386        $ 14,012       $ 14,831
================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)   REVENUES AND COSTS AND EXPENSES

      The components of revenues and costs and expenses are:

                                                                      In Thousands
                                                                       (Unaudited)
---------------------------------------------------------------------------------------------------
                                                       Three Months Ended       Nine Months Ended
                                                            March 31,                March 31,
                                                        1998         1997        1998        1997
---------------------------------------------------------------------------------------------------
Revenues:
   Homebuilding:
        Communities                                    $186,828    $220,728    $582,512    $633,713
        Conventional                                     48,265      53,289     150,491     166,013
---------------------------------------------------------------------------------------------------
            Total  homebuilding                         235,093     274,017     733,003     799,726
   Land and facility sales                               17,213       3,827      41,344      30,061
   Other                                                  2,408       2,473       7,345       8,507
---------------------------------------------------------------------------------------------------
                                                       $254,714    $280,317    $781,692    $838,294
===================================================================================================

Costs and expenses:
   Home construction and land:
        Communities                                    $137,585    $164,449    $436,638    $476,625
        Conventional                                     39,901      45,694     125,802     140,441
---------------------------------------------------------------------------------------------------
            Total homebuilding                          177,486     210,143     562,440     617,066
   Cost of land and facility sales                       16,252       2,690      32,040      24,751
   Other cost of sales                                      906         540       2,145       2,395
---------------------------------------------------------------------------------------------------
            Total home construction, land and other     194,644     213,373     596,625     644,212
   Interest                                               9,473      12,398      31,472      35,680
   Selling, general and administrative                   38,847      39,584     114,672     117,204
---------------------------------------------------------------------------------------------------
                                                       $242,964    $265,355    $742,769    $797,096
===================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)   INTEREST

      The following table shows the components of interest:

                                                         In Thousands
                                                          (Unaudited)
------------------------------------------------------------------------------------
                                            Three Months Ended     Nine Months Ended
                                                 March 31,             March 31,
------------------------------------------------------------------------------------
                                              1998       1997       1998       1997
------------------------------------------------------------------------------------
Interest incurred and capitalized           $17,133    $13,086    $43,136    $38,073
====================================================================================
Amortization of capitalized interest
   in costs and expenses                    $ 9,473    $12,398    $31,472    $35,680
====================================================================================
Unamortized capitalized interest in real
   estate inventories at period end                               $57,785    $46,054
====================================================================================
Interest income                             $   206    $   369    $   761    $ 1,166
====================================================================================

      Interest income is included in other revenues.


(7)   OTHER ASSETS

      Other assets are summarized as follows:

                                                             In Thousands
------------------------------------------------------------------------------------
                                                    March 31,   June 30,   March 31,
                                                      1998        1997       1997
                                                   (Unaudited)            (Unaudited)
------------------------------------------------------------------------------------
Pre-acquisition costs                               $ 50,721    $ 30,876    $ 28,199
Cash surrender values of life insurance policies      22,635      20,083      17,355
Prepaid expenses, deposits and other                  34,551      14,949      16,572
------------------------------------------------------------------------------------
                                                    $107,907    $ 65,908    $ 62,126
====================================================================================

      Substantially all of pre-acquisition costs at March 31, 1998 consists of costs incurred for the acquisition of an environmentally-sensitive property by the Company for the purpose of exchanging the property with the United States Bureau of Land Management for property in the Las Vegas area for property to be included in the Company's Anthem Las Vegas Project, substantially all of which would be for Sun City Anthem. Any exchange is subject to regulatory approvals and other conditions. If an exchange is effected, these costs will be reclassified to be part of real estate inventories.

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


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA



                                                    THREE MONTHS                               NINE MONTHS
                                                        ENDED               CHANGE                ENDED                CHANGE
                                                      MARCH 31,                                 MARCH 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   1998      1997      AMOUNT    PERCENT      1998      1997      AMOUNT    PERCENT
------------------------------------------------------------------------------------------------------------------------------------
OPERATING  DATA :
 Number of net new orders:(1)
    Sun Cities Phoenix(2)                           393       372        21        5.6%        927       994       (67)      (6.7%)
    Sun Cities Las Vegas(3)                         308       272        36       13.2%        826       751        75       10.0%
    Sun City Palm Desert                            162       118        44       37.3%        315       183       132       72.1%
    Sun City Roseville                              196       153        43       28.1%        509       347       162       46.7%
    Sun City Hilton Head                            103        92        11       12.0%        273       228        45       19.7%
    Sun City Georgetown                             118       132       (14)     (10.6%)       311       325       (14)      (4.3%)
    Florida communities(4)                          122       N/A       122        N/A         122       N/A       122        N/A
    Other communities(5)                             99       N/A        99        N/A         172       N/A       172        N/A
    Coventry Homes                                  432       335        97       29.0%        983       849       134       15.8%
------------------------------------------------------------------------------------------------------------------------------------
       Total current communities                  1,933     1,474       459       31.1%      4,438     3,677       761       20.7%

    Completed operations:
     Sun City Tucson(6)                             N/A        20       (20)    (100.0%)       N/A        58       (58)    (100.0%)
     Terravita(7)                                     1        89       (88)     (98.9%)       N/A       192      (192)    (100.0%)
     Coventry Homes - So. California(8)             N/A        55       (55)    (100.0%)       N/A       152      (152)    (100.0%)
------------------------------------------------------------------------------------------------------------------------------------
       Total                                      1,934     1,638       296       18.1%      4,438     4,079       359        8.8%
====================================================================================================================================
 Number of home closings:
    Sun Cities Phoenix(2)                           292       271        21        7.7%        913       769       144       18.7%
    Sun Cities Las Vegas(3)                         241       277       (36)     (13.0%)       772       808       (36)      (4.5%)
    Sun City Palm Desert                             84        69        15       21.7%        202       162        40       24.7%
    Sun City Roseville                              147       118        29       24.6%        420       446       (26)      (5.8%)
    Sun City Hilton Head                             90       105       (15)     (14.3%)       270       290       (20)      (6.9%)
    Sun City Georgetown                              75       151       (76)     (50.3%)       298       438      (140)     (32.0%)
    Florida communities(4)                           71       N/A        71        N/A          71       N/A        71        N/A
    Other communities(5)                              5       N/A         5        N/A           5       N/A         5        N/A
    Coventry Homes                                  259       277       (18)      (6.5%)       825       914       (89)      (9.7%)
------------------------------------------------------------------------------------------------------------------------------------
       Total current communities                  1,264     1,268        (4)      (0.3%)     3,776     3,827       (51)      (1.3%)
    Completed operations:
     Sun City Tucson(6)                             N/A        23       (23)    (100.0%)       N/A       102      (102)    (100.0%)
     Terravita(7)                                     6       120      (114)     (95.0%)       118       307      (189)     (61.6%)
     Coventry Homes - So. California(8)             N/A        56       (56)    (100.0%)        20       126      (106)     (84.1%)
------------------------------------------------------------------------------------------------------------------------------------
       Total                                      1,270     1,467      (197)     (13.4%)     3,914     4,362      (448)     (10.3%)
====================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)


                                              THREE MONTHS                                  NINE MONTHS
                                                 ENDED                  CHANGE                 ENDED                   CHANGE
                                                MARCH 31,                                     MARCH 31,
------------------------------------------------------------------------------------------------------------------------------------
                                            1998        1997       AMOUNT     PERCENT     1998         1997       AMOUNT     PERCENT
------------------------------------------------------------------------------------------------------------------------------------
BACKLOG DATA:
 Homes under contract at March 31:
    Sun Cities Phoenix(2)                      706         778         (72)    (9.3%)
    Sun Cities Las Vegas(3)                    587         585           2      0.3%
    Sun City Palm Desert                       239         133         106     79.7%
    Sun City Roseville                         369         278          91     32.7%
    Sun City Hilton Head                       162         131          31     23.7%
    Sun City Georgetown                        215         265         (50)   (18.9%)
    Florida communities(4)                     256         N/A         256      N/A
    Other communities(5)                       167         N/A         167      N/A
    Coventry Homes                             616         507         109     21.5%
------------------------------------------------------------------------------------
       Total current communities             3,317       2,677         640     23.9%
    Completed operations:
     Sun City Tucson(6)                        N/A           1          (1)  (100.0%)
     Terravita(7)                                2         189        (187)   (98.9%)
     Coventry Homes - So. California(8)        N/A          49         (49)  (100.0%)
------------------------------------------------------------------------------------
       Total(9)                              3,319       2,916         403     13.8%
====================================================================================
   Aggregate contract sales amount
     (dollars in millions)               $     663   $     566   $      97     17.1%
====================================================================================
   Average contract sales amount per
     home (dollars in thousands)         $     200   $     194   $       6      3.1%
====================================================================================

AVERAGE  REVENUE  PER  HOME
CLOSING :
  Sun Cities Phoenix(2)                  $ 158,500   $ 163,700   $  (5,200)    (3.2%)   $ 157,800   $ 161,900   $  (4,100)    (2.5%)
  Sun Cities Las Vegas(3)                  200,300     184,100      16,200      8.8%      198,600     179,500      19,100     10.6%
  Sun City Palm Desert                     228,000     232,600      (4,600)    (2.0%)     228,500     225,600       2,900      1.3%
  Sun City Roseville                       224,500     221,700       2,800      1.3%      214,700     210,600       4,100      1.9%
  Sun City Hilton Head                     173,100     174,500      (1,400)    (0.8%)     169,300     165,900       3,400      2.0%
  Sun City Georgetown                      195,800     176,500      19,300     10.9%      198,700     180,300      18,400     10.2%
  Florida Communities(4)                    97,900         N/A         N/A      N/A        97,900         N/A         N/A      N/A
  Other Communities(5)                     130,000         N/A         N/A      N/A       130,000         N/A         N/A      N/A
  Coventry Homes                           186,400     149,200      37,200     24.9%      177,900     151,000      26,900     17.8%
      Weighted average current
          communities                      184,200     176,600       7,600      4.3%      183,500     173,800       9,700      5.6%
  Completed operations:
     Sun City Tucson(6)                        N/A     164,200         N/A      N/A           N/A     167,100         N/A      N/A
     Terravita(7)                          379,300     286,800      92,500     32.3%      307,000     291,800      15,200      5.2%
     Coventry Homes - So. California(8)        N/A     213,400         N/A      N/A       186,600     222,000     (35,400)   (15.9%)
             Total weighted average        185,100     186,800      (1,700)    (0.9%)     187,300     183,300       4,000      2.2%
====================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)


                                                    THREE MONTHS                           NINE MONTHS
                                                       ENDED              CHANGE              ENDED              CHANGE
                                                      MARCH 31,                             MARCH 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                    1998     1997    AMOUNT  PERCENT     1998      1997      AMOUNT   PERCENT
-----------------------------------------------------------------------------------------------------------------------------
OPERATING  STATISTICS:

   Costs and expenses as a percentage of revenues:
       Home construction, land and other            76.4%    76.1%     0.3%     0.4%     76.3%     76.8%     (0.5%)    (0.7%)
       Interest                                      3.7%     4.4%    (0.7%)  (15.9%)     4.0%      4.3%     (0.3%)    (7.0%)
       Selling, general and administrative          15.3%    14.1%     1.2%     8.5%     14.7%     14.0%      0.7%      5.0%

   Ratio of home closings to homes
     under contract in backlog at
     beginning of period                            51.8%    53.4%    (1.6%)   (3.0%)   151.1%    136.4%     14.7%     10.8%
============================================================================================================================

1     Net of cancellations. The Company recognizes revenue at close of escrow.

2 Includes Sun City West and Sun City Grand. The Company began taking new home sales orders at Sun City Grand in October 1996. Home closings began at Sun City Grand in February 1997.

3     Includes Sun City Summerlin and Sun City MacDonald Ranch.

4 In January 1998 the Company acquired certain assets and assumed certain liabilities at two operating age-restricted communities in central Florida. Included in this acquisition was a backlog of 205 homes at these two communities at the date of acquisition.

5 Represents three smaller-scale communities in Arizona and California at which net new order activity began in the nine months ended March 31, 1998. Home closings also began at one of these communities in March 1998.

6 The Company completed net new order activity at Sun City Tucson in February 1997. Home closings at Sun City Tucson were completed in April 1997.

7 The Company completed net new order activity at Terravita in April 1997. Home closings at Terravita were virtually complete at March 31, 1998.

8 The Company completed net new order activity for its Coventry Homes southern California operations in June 1997. Home closings for these operations were completed in August 1997.

9 A majority of the backlog at March 31, 1998 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the nine months ended March 31, 1998 and 1997, cancellations of home sales orders as a percentage of new home sales orders written during the period were 14.2 percent and 17.5 percent, respectively. See "Forward Looking Information; Certain Cautionary Statements."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES. Revenues decreased to $254.7 million for the three months ended March 31, 1998 from $280.3 million for the three months ended March 31, 1997, primarily from a decrease in home closings. This decrease in home closings and the resulting decrease in net earnings were primarily due to a lower beginning backlog and to decreased home closings at Terravita, Coventry Homes' southern California operations and Sun City Tucson, reflecting the completion of those operations.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $194.6 million for the 1998 quarter compared to $213.4 million for the 1997 quarter was primarily due to the decrease in home closings. These costs as a percentage of revenues increased to 76.4 percent for the 1998 quarter compared to 76.1 percent for the 1997 quarter. The increase was primarily due to a large, low-margin land sale at Coventry Homes' Phoenix operations in the 1998 quarter, partially offset by a higher profit margin on home closings resulting from a change in mix of product and home closings among the Company's communities and conventional home building operations.

INTEREST. As a percentage of revenues, amortization of capitalized interest was
3.7 percent for the 1998 quarter compared to 4.4 percent for the 1997 quarter. This decrease was primarily due to an increase in pre-operating communities, at which interest is being capitalized on qualified assets but at which interest amortization on home closings has not yet begun.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses increased to 15.3 percent for the 1998 quarter compared to 14.1 percent for the 1997 quarter. This increase resulted primarily from spreading relatively fixed overhead over lower revenues.

NET NEW ORDER ACTIVITY AND BACKLOG. Total net new orders in the 1998 quarter were 18.1 percent higher than in the 1997 quarter. Net new orders at operations that were selling homes in the third quarter of both fiscal 1998 and fiscal 1997 increased 16.1 percent.

The increase in total net new orders was largely due to the commencement of Florida community operations in January 1998 and net new order activity at three smaller-scale communities in Arizona and California in the current fiscal year. These increases were partially offset by declines attributable to the recently completed operations of Terravita, Coventry Homes' southern California operations and Sun City Tucson.

The increase in net new orders at operations that were selling homes in the third quarter of both fiscal 1998 and fiscal 1997 was largely due to increases at Sun City Roseville and Sun City Palm Desert, which management believes may indicate continued improvement in the California real estate economy. In addition, both of these California communities benefited from the introduction of new product offerings, which management believes had a positive impact on new orders. Management believes that the increase in net new orders at the Sun Cities Las Vegas is due to the continued strength of the Las Vegas market. At Sun City Hilton Head, management believes that the increase in net new orders may be partially due to the fact that important commercial and service-related businesses have announced development plans for the area adjacent to Sun City Hilton Head. Coventry Homes' net new orders increased as a result of increases in Phoenix and Las Vegas.

The number of homes under contract at March 31, 1998 was 13.8 percent higher than at March 31, 1997. Management believes that this backlog increase was largely due to the same factors that produced the increase in net new orders. Backlog decreases also were experienced at the Sun Cities Phoenix (where Sun City West is approaching completion) and Sun City Georgetown (where sales have leveled after satisfaction of initial local pent-up demand).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES. Revenues decreased to $781.7 million for the nine months ended March 31, 1998 from $838.3 million for the nine months ended March 31, 1997. This decrease was due to the decreased closings at Terravita, Coventry Homes' southern California operations and Sun City Tucson, reflecting the completion of those operations.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $596.6 million for the 1998 period compared to $644.2 million for the 1997 period was primarily due to the decrease in home closings. These costs as a percentage of revenues decreased to 76.3 percent for the 1998 period compared to 76.8 percent for the 1997 period, with the decrease primarily due to improved margins on land and facility sales. The improved margins on land and facility sales were primarily due to the declining volume of lower-margin land sales at a subtantially complete residential land development project in Phoenix.

INTEREST. As a percentage of revenues, amortization of capitalized interest was
4.0 percent for the 1998 period compared to 4.3 percent for the 1997 period. This decrease resulted primarily from the same factors that produced the decrease for the three-month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses increased to 14.7 percent for the 1998 period compared to 14.0 percent for the 1997 period. This increase resulted primarily from the same factors that produced the increase for the three-month period.

NET NEW ORDER ACTIVITY AND BACKLOG. Total net new orders in the 1998 period were
8.8 percent higher than in the 1997 period. Net new orders at operations that were selling homes in both the 1998 and 1997 periods increased 12.7 percent. The number of homes under contract at March 31, 1998 was 13.8 percent higher than at March 31,1997. See "Three Months Ended March 31, 1998 and 1997 -- Net New Order Activity and Backlog."

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

In January 1998 the Company acquired certain assets and assumed certain liabilities at two operating age-restricted communities in central Florida for a total purchase price of approximately $45 million, which was funded by borrowings under its $400 million senior unsecured revolving credit facility (the "Credit Facility"). Also in January 1998, the amount of the Credit Facility was increased from $350 million to $400 million.

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

During the nine months ended March 31, 1998 the Company generated $224.9 million of net cash from community sales activities, used $126.6 million of cash for land and lot and amenity development at operating communities, paid $107.5 million for costs related to communities in the pre-operating stage, generated $4.1 million of net cash from conventional homebuilding operations and used $100.3 million of cash for other operating activities. The resulting $105.4 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues) was funded mainly through utilization of cash and short-term investments existing at the beginning of the period and from borrowings under the Company's senior unsecured revolving credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

At March 31, 1998 the Company had $13.7 million of cash and short-term investments, $288.0 million outstanding under the Credit Facility and $23.0 million outstanding under its $25 million of short-term lines of credit. Under existing covenants, the Company had the ability to borrow an additional $59.8 million of the available capacity at March 31, 1998 under the Credit Facility and short-term lines of credit.

At March 31, 1998, under the most restrictive of the covenants in the Company's debt agreements, $14.5 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

In May 1998 the Company completed a public offering of $200 million in principal amount of 9 3/8% Senior Subordinated Debentures due 2009 (the "Offering").
The approximately $195 million of net proceeds from the Offering were used to repay a portion of the amounts outstanding under the Credit Facility. After giving effect to this use of proceeds, as of March 31, 1998 the Company would have had the capacity to borrow $55.0 million under the credit facility and short term lines of credit under then-existing covenants.

The Company is currently experiencing a period of substantial growth and has under development, among other projects: (i) Sun City Lincoln Hills, planned as the successor to Sun City Roseville; (ii) Anthem Las Vegas, which will include Sun City Anthem (planned as the successor to Sun City Summerlin), Anthem Country Club (a non-age-restricted golf course community) and a conventional home building component (Coventry Anthem); (iii) Anthem Phoenix, planned to include a non-age-restricted country club community and a conventional home building component and which may also include an active adult community at a later date; and (iv) Sun City at Huntley, located in Huntley, Illinois (near Chicago).

In periods of significant growth, such as the Company is now experiencing, the Company will require significant additional capital resources, whether from issuances of equity or by incurring additional indebtedness. The Company currently anticipates that it will require material additional capital resources for these communities.

The Company is negotiating an amendment to the credit facility to revise certain debt-related covenants and increase the amount of the credit facility to $450 million, all of which would be available, subject to compliance by the Company with the revised covenants. If, however, the amendment negotiations are not successfully concluded and the Company cannot obtain sufficient capital from other sources to fund its development and expansion expenditures, its projects may be delayed, possibly as early as the first quarter of fiscal 1999, resulting in cost increases and adverse effects on the Company's results of operations. While, based upon the negotiations to date, the Company believes an amendment will be obtained, no assurance can be given as to whether any such amendment will be available to the Company, as to the terms on which it might be available or as to the availability or cost of any future financing.

As a result of the Offering and anticipated future borrowings under the Credit Facility, the Company expects to be more highly leveraged than it has been in recent years. The Company's degree of leverage from time to time will affect its interest incurred and capital resources, which could limit its ability to capitalize on business opportunities or withstand adverse changes. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical results are forward looking statements. These forward looking statements involve risks and uncertainties including, but not limited to, risks associated with financing and leverage, the development of future communities and new geographic markets, governmental regulation, including land exchanges with governmental entities, environmental considerations, competition, the geographic concentration of the Company's operations, the cyclical nature of real estate operations and other conditions generally, fluctuations in labor and material costs, natural risks that exist in certain of the Company's market areas and other matters set forth in the Company's Form 10-K for the year ended June 30, 1997. Actual results may differ materially from those projected or implied. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate.

YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures. The large majority of the computer software used by the Company is already year 2000 compliant. The Company is currently working to resolve any remaining potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on current information, the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the failure of the Company, its contractors, suppliers or financial institutions to resolve the year 2000 issue in a timely manner could result in a material financial risk. The Company is assessing the effect of a failure of its contractors, suppliers or financial institutions to adequately address the year 2000 issue.

                             PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In December 1997 a lawsuit was filed by eight Terravita residents, individually and, purportedly, on behalf of an alleged class consisting of all Terravita residents. The complaint principally arises from disagreements over the value of the Terravita golf course (and related assets) and representations allegedly made relating to operation of the golf club and the Terravita community. The Company has reached a settlement agreement with certain of the named plaintiffs, which is subject to court approval, and management of the Company believes that the disagreements are likely to be resolved, perhaps by June 30, 1998, without any material adverse financial impact. Certain class members have opted out of the proposed settlement and objections to the settlement have been filed with the court. There can be no assurance that the settlement agreement will be approved by the court, that the disagreements will be resolved by June 30, 1998 or that class members opting out of a completed settlement will not file litigation seeking damages. The Company believes it has meritorious defenses to all claims and will vigorously defend any such litigation that is brought.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 10.2      Fifth Amendment to Amended and Restated
                        Revolving Loan Agreement, entered into as of October
                        1, 1997 by and among Del Webb Corporation and Bank of
                        America National Trust and Savings Association as
                        Agent, and Bank One Arizona, NA, as Co-Agent.

      Exhibit 10.3 Sixth Amendment to Amended and Restated Revolving Loan Agreement, entered into as of December 1, 1997 by and among Del Webb Corporation and Bank of America National Trust and Savings Association as Agent, and Bank One Arizona, NA as Co-Agent.

      Exhibit 10.4 Seventh Amendment to Amended and Restated Revolving Loan Agreement entered into as of January 15, 1998 by and among Del Webb Corporation and Bank of America National Trust and Savings Association as Agent, and Bank One Arizona, NA as Co-Agent.

      Exhibit 27        Financial Data Schedule

      Exhibit 27.1      Restated 03/31/97 Financial Data Schedule

      Exhibit 99.1 Asset Acquisition Agreement, entered into as of December 22, 1997 by and among Del Webb Communities, Inc. and Spruce Creek Golf and Country Club, Inc., Spruce Creek Golf and Country Club Homeowners' Association, Inc. and Spruce Creek Preserve Homeowners' Association, Inc.

(b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                                          DEL WEBB CORPORATION
                                               (REGISTRANT)




Date: May 14, 1998                         /s/ Philip J. Dion
     --------------------      -------------------------------------------------
                                               Philip J. Dion
                                    Chairman and Chief Executive Officer


Date: May 14, 1998                         /s/ John A. Spencer
     --------------------      -------------------------------------------------
                                               John A. Spencer
                               Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


                                                                               Sequentially
                                                                                 Numbered
Exhibit Number                   Description                                       Page
--------------    ---------------------------------------------------------    ------------
Exhibit 10.2      Fifth Amendment to Amended and Restated Revolving Loan
                  Agreement, entered into as of October 1, 1997 by and among
                  Del Webb Corporation and Bank of America National Trust and
                  Savings Association as Agent, and Bank One Arizona, NA,
                  as Co-Agent.

Exhibit 10.3      Sixth Amendment to Amended and Restated Revolving Loan
                  Agreement, entered into as of December 1, 1997 by and among Del Webb Corporation and Bank of America National
                  Trust and Savings Association as Agent, and Bank One
                  Arizona, NA as Co-Agent.

Exhibit 10.4      Seventh Amendment to Amended and Restated Revolving Loan
                  Agreement entered into as of January 15, 1998 by and among Del Webb Corporation and Bank of America National
                  Trust and Savings Association as Agent, and Bank One
                  Arizona, NA as Co-Agent.

Exhibit 27        Financial Data Schedule

Exhibit 27.1      Restated 03/31/97 Financial Data Schedule

Exhibit 99.1      Asset Acquisition Agreement, entered into as of December
                  22, 1997 by and among Del Webb Communities, Inc. and
                  Spruce Creek Golf and Country Club, Inc., Spruce Creek
                  Golf and Country Club Homeowners' Association, Inc. and
                  Spruce Creek Preserve Homeowners' Association, Inc.
