Form 10-K405
period 1998-06-30
DEL WEBB CORP
filed 1998-09-11
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year JULY 1, 1997 TO JUNE 30, 1998.

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

9 3/4% Senior Subordinated Debentures due 2003 New York Stock Exchange 9 % Senior Subordinated Debentures due 2006 New York Stock Exchange 9 3/4% Senior Subordinated Debentures due 2008 New York Stock Exchange 9 3/8% Senior Subordinated Debentures due 2009 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant's Common Stock outstanding at July 31, 1998 was 18,107,482 shares. At that date, the aggregate market value of Registrant's Common shares held by non-affiliates, based upon the closing price of the Common Stock on the New York Stock Exchange on that date, was approximately $450,400,000.

                       Documents Incorporated by Reference

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1998 are incorporated herein as set forth in Part III of this Annual Report.

                              DEL WEBB CORPORATION
                             FORM 10-K ANNUAL REPORT
                            For the Fiscal Year Ended
                                  June 30, 1998

                                TABLE OF CONTENTS

                                     PART I

Items 1.                                                                    PAGE
and 2.
         Business and Properties

         The Company......................................................... 1
         Communities......................................................... 1
         Product Design...................................................... 4
         Construction........................................................ 4
         Sales Activities.................................................... 4
         Competition......................................................... 4
         Certain Factors Affecting the Company's Operations.................. 5
         Forward Looking Information; Certain Cautionary Statements...........7
         Executive Officers of the Company................................... 8
         Employees............................................................9

Item 3.  Legal Proceedings....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders..................9


                                     PART II

Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters.......................................10

Item 6.  Selected Consolidated Financial Data................................11

Items 7.
and 7a.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
             Certain Consolidated Financial and Operating Data...............13
             Results of Operations...........................................16
             Liquidity and Financial Condition of the Company................19
             Market Risk for Financial Instruments...........................20
             Year 2000 Issue.................................................20
             Impact of Inflation.............................................21
             Accounting Standards Not Yet Adopted by the Company.............22

Item  8. Financial Statements and Supplementary Data.........................22

Item  9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................22

                                                                            PAGE
                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................23

Item 11. Executive Compensation..............................................23

Item 12. Security Ownership of Certain Beneficial Owners
           and Management....................................................23

Item 13. Certain Relationships and Related Transactions......................23


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K...............................................24

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

The Company's primary activities involve the development of large-scale, master-planned communities with extensive amenities for active adults age 55 and over. The Company is one of the nation's leading developers of age-qualified active adult communities. It has extensive experience in the active adult community business, having built and sold more than 60,000 homes at ten Sun City communities over the past 38 years. The Company designs, develops and markets these communities, controlling all phases of the master plan development process from land selection through the construction and sale of homes. Within its communities, the Company is usually the exclusive developer of homes.

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

Statements in this Annual Report as to acreage, mileage, number of home sites, square feet, employees and shareholders are approximations.

COMMUNITIES

The following table shows, at June 30, 1998, certain information concerning the operating and pre-operating communities at which the Company has planned home sites, substantially all of which are controlled by the Company.

                                                                             Remaining Home Sites(1)
                                                         Total     Home      -------------------------
                                        First           Planned  Closings                      Under
                                         Home    Total    Home    Through                      Option
                                       Closing   Acres   Sites    6/30/98   Planned   Owned   or Other
                                       ---------------------------------------------------------------
Operating Communities:

   Sun Cities Phoenix                    1978   10,859   26,139   17,559     8,580    8,580       --
   Sun Cities Las Vegas                  1989    3,064   10,290    8,359     1,931    1,931       --
   Sun City Palm Desert                  1992    1,225    3,375    1,688     1,687    1,687       --
   Sun City Roseville                    1995    1,200    3,110    2,311       799      799       --
   Sun City Hilton Head                  1995    5,600    8,500    1,062     7,438    3,147    4,291
   Sun City Georgetown                   1996    5,636   10,500    1,299     9,201    8,514      687
   Florida communities                   1996    1,600    2,922      466     2,456    2,456       --
   Other communities                     1998      711    1,701      106     1,595    1,420      175
   Coventry Homes(2)                     1991      N/A    9,750    5,944     3,806    3,806       --
                                                        --------------------------------------------
      Total Operating Communities                        76,287   38,794    37,493   32,340    5,153
                                                        --------------------------------------------
Pre-Operating Communities:
   Sun City Lincoln Hills                N/A     2,300    5,600       --     5,600    1,510    4,090
   Anthem Las Vegas(3)                   N/A     4,700   11,900       --    11,900    5,100    6,800
   Anthem Phoenix                        N/A     5,600   14,500       --    14,500   14,500       --
   Sun City at Huntley                   N/A     1,800    5,000       --     5,000    5,000       --
                                                        --------------------------------------------
      Total Future Communities                           37,000       --    37,000   26,110   10,890
                                                        --------------------------------------------
          Total                                         113,287   38,794    74,493   58,450   16,043
                                                        ============================================

(1) Material additional regulatory approvals are required to build on many of these home sites.

(2)  The Company's conventional subdivision homebuilding operations.

(3) The Company owns 2,500 of the 4,700 acres for Anthem Las Vegas and is working toward completion of a land exchange with the owner of the remaining acres, the Bureau of Land Management, for the remaining land for this community.

                      Operating Master-Planned Communities
                      ------------------------------------

The Sun Cities Phoenix include Sun City West and Sun City Grand. These communities are located 25 miles northwest of downtown Phoenix, Arizona. The build-out of Sun City West has been coordinated with the development of Sun City Grand, where home closings began in February 1997.

The Sun Cities Las Vegas include Sun City Summerlin and Sun City MacDonald Ranch. Sun City Summerlin is located eight miles northwest of downtown Las Vegas, Nevada. Sun City MacDonald Ranch is located in Henderson, Nevada, near Las Vegas.

Sun City Palm Desert is located in the Coachella Valley 20 miles east of Palm Springs, California, and 130 miles east of downtown Los Angeles. Information in the above table is for phase one and part of phase two of that community. The Company also owns 400 adjacent acres for the balance of the second phase of development at Sun City Palm Desert. If developed, the balance of phase two is currently planned for 1,300 homes. Development of future phases at the Company's communities is dependent on, among other factors, the state of the economy and prospects for the community in question at the time the current phases near completion.

Sun City Roseville is located 20 miles northeast of downtown Sacramento, California.

Sun City Hilton Head is located inland 13 miles from Hilton Head Island, South Carolina.

Sun City Georgetown is located 30 miles north of downtown Austin, Texas.

The Florida communities consist of two communities -- the Spruce Creek communities -- located near Ocala, Florida. In January 1998 the Company entered the active adult community business in Florida by acquiring these two communities.

The other communities represent three smaller-scale communities in Arizona and California at which net new order activity and home closings began in fiscal 1998. Two of these communities are age-qualified and one is not.

               Future and Pre-Operating Master-Planned Communities
               ---------------------------------------------------

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

At any given time, the Company may have a number of land acquisitions for potential communities under study and in various stages of investigation or negotiation. The Company is currently investigating the acquisition of land for communities to be located both in areas of the country where the Company has active adult communities and in other areas, including full four-season areas (i.e., areas which experience cold winters), where it does not yet have experience in developing communities.

In making significant land acquisitions, the Company generally endeavors to acquire options on the land to mitigate risks and reduce holding costs during the detailed feasibility and entitlement process. However, under certain circumstances, the Company may acquire land at an earlier stage in the development process.

Set forth below is selected information concerning several pre-operating communities which the Company is currently developing.

     Sun City Lincoln Hills
     ----------------------

Sun City Lincoln Hills is located close to and is planned as the successor to Sun City Roseville. The Company broke ground at this community in April 1998 and anticipates beginning sales activities in the third quarter of fiscal 1999 and the first home closings in the first quarter of fiscal 2000.

     Anthem Las Vegas
     ----------------

The Company's Anthem Las Vegas project will include an active adult community, Sun City Anthem, planned as the successor to Sun City Summerlin. Sun City Anthem is planned for 9,000 homes to be located on 3,400 acres. The Company broke ground at this community in November 1997 and began sales activities in July 1998. The first home closings are anticipated in the second quarter of fiscal 1999.

In addition to Sun City Anthem, Anthem Las Vegas is also planned for a non-age-qualified golf community, Anthem Country Club. The company broke ground at Anthem Country Club, which is planned for 1,500 homes on 950 acres, in November 1997 and began sales activities in July 1998. Anthem Las Vegas will also have a conventional homebuilding component, Coventry Anthem, currently planned for 1,400 homes on 300 acres. The first home closings at both Anthem Country Club and Coventry Anthem are anticipated in the third quarter of fiscal 1999.

The entire Anthem Las Vegas project is planned for a total of 4,700 acres. The 2,500 acres owned by the Company for Anthem Las Vegas were acquired through a land exchange with the Bureau of Land Management ("BLM"). The Company continues to work toward completion of an exchange with the BLM for the remaining acres, substantially all of which will be used for Sun City Anthem.

     Anthem Phoenix
     --------------

Anthem Phoenix (formerly the Villages at Desert Hills), located near Phoenix, is planned to include a non-agequalified country club community and a conventional homebuilding component. The Company began offsite development in November 1997 and anticipates beginning sales activities in fiscal 1999 and home closings in fiscal 2000.

     Sun City at Huntley
     -------------------

Sun City at Huntley is located in Huntley, Illinois (near Chicago). The Company broke ground at this community in April 1998. Sales activities began in August 1998 and the first home closings are anticipated in the fourth quarter of fiscal 1999.

                      Conventional Subdivision Communities
                      ------------------------------------

The Company began its conventional subdivision homebuilding operations (conducted under the name "Coventry Homes") in the Phoenix area in 1991 and expanded these operations to Tucson in 1994, Las Vegas and southern California in 1995 and north-central Arizona in 1996. At June 30, 1998 the Company had a backlog of home sales orders at 24 communities -- 12 in the Phoenix area, 4 in the Tucson area, 7 in the Las Vegas area and 1 in north-central Arizona. The Company completed its conventional homebuilding operations in southern California in fiscal 1998.

In order to capitalize on its market knowledge and organizational structure, the Company's conventional homebuilding activities are primarily conducted in metropolitan or market areas in which the Company is developing an active adult community. For the fiscal year ended June 30, 1998 conventional homebuilding operations generated 21 percent of the Company's homebuilding revenues. The Company currently expects that active adult community development will continue to be its primary business activity.

PRODUCT DESIGN

The Company designs homes to suit its market and endeavors to respect popular home design characteristics in the particular geographic market involved. Home designs are periodically reviewed and refined or changed in response to customer feedback in each market. Homes at the Company's communities generally range in size from 1,000 square feet to 3,000 square feet. The Company offers an extensive program of interior/exterior upgrades and options to allow home buyers the ability to customize their homes.

CONSTRUCTION

The Company generally functions as its own general contractor. At all stages of production, the Company's management personnel and on-site superintendents coordinate the activities of contractors, consultants and suppliers and subject their work to quality and cost controls. Consulting firms assist in project planning and independent contractors are employed to perform almost all of the site development and construction work. The Company does not sell vacant lots to others for residential construction purposes. The time required for construction of the Company's homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The Company strives to coordinate the construction of homes with home sales orders to control the costs and risks associated with completed but unsold inventory. An inventory of unsold homes is maintained for immediate sale to customers.

SALES ACTIVITIES

At each of its large-scale, master-planned communities the Company establishes a large and well-appointed sales pavilion and an extensive complex of furnished model homes. These models include a wide variety of single family homes, each of which is generally available in several exterior styles.

The Company's homes are sold by its commissioned sales personnel, who are available to provide prospective home buyers with floor plans, price information, option selections and tours of models and lots. The communities also have co-brokerage programs with independent real estate brokers. Homes are sold through sales contracts, some of which allow customers to purchase homes for delivery up to one year or more in the future. The sales contracts generally require an initial deposit and an additional deposit prior to commencement of construction. The Company provides to all home buyers standardized warranties subject to specified limitations.

While more than one factor may contribute to a given home sale, the Company's experience indicates that a substantial portion of the home sales at its active adult communities are attributable to follow-ups on referrals from residents of its communities and to the Company's "Vacation Getaway" program. This program enables prospective purchasers to visit an active adult community and stay (for a modest charge) in vacation homes for a few days to one week to experience the Sun City lifestyle prior to deciding whether to purchase a home.

The Company's information indicates that most home buyers at its active adult communities generally visit the community in which they purchase on more than one occasion before buying. This may affect the success of the sales effort at those communities at which a higher proportion of the potential customers do not live within a several-hour driving distance from the community.

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

With the exception of the recently acquired Spruce Creek Communities near Ocala, Florida, the Company believes that it maintains a leading position within the active adult community market in each of the metropolitan areas in which it has an active adult community currently generating revenues. For the Company's active adult communities, there are varying degrees of direct and increasing competition from businesses engaged exclusively or primarily in the sale of homes to buyers age 55 and older and from non-age-qualified, master-planned communities in these areas. The Company competes with new home sales and resales at these other communities as well as with resales of homes in its own communities. The Company believes there may be significant additional future competition in active adult community development, including competition from national homebuilders and conventional community developers.

The Company believes the major competitive factors in home purchases include location, home quality, price, value, design, mortgage financing terms, builder reputation and (for its lage-scale, master-planned communities) lifestyle, recreational facilities and other amenities.

CERTAIN FACTORS AFFECTING THE COMPANY'S OPERATIONS

Set forth below is a brief description of certain matters that may affect the Company.

FINANCING AND LEVERAGE. As a result of the company's May 1998 public offering of $200 million in principal amount of 9 3/8% Senior Subordinated Debentures due 2009 and anticipated future borrowings under the Company's senior unsecured revolving credit facility (the "Credit Facility"), the Company expects to be more highly leveraged than it has been in recent years. The Company's degree of leverage from time to time will affect its interest incurred and capital resources, which could limit its ability to capitalize on business opportunities or withstand adverse changes. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company.

Real estate development is dependent on the availability and cost of financing. In periods of significant growth, the Company will require significant additional capital resources, whether from issuances of equity or by incurring additional indebtedness. The availability and cost of debt financing is dependent on governmental policies and other factors outside the control of the Company.

The Credit Facility restricts, and the indentures for the Company's publicly-held debt contain provisions that may restrict, the indebtedness the Company may incur. If the Company cannot at any time obtain sufficient capital resources to fund its development and expansion expenditures, its projects may be delayed, resulting in cost increases, adverse effects on the Company's results of operations and possible material adverse effects on the Company. No assurance can be given as to the terms, availability or cost of any future financing the Company may need.

FUTURE COMMUNITIES AND NEW GEOGRAPHIC MARKETS. The Company's communities will be built out over time. Therefore, the medium- and long-term future of the Company will be dependent on the Company's ability to develop and market future communities successfully. Acquiring land and committing the financial and managerial resources to develop a large-scale community on that land involve significant risks. Before these communities generate any revenues, they require material expenditures for, among other things, acquiring large tracts of land, obtaining development approvals and constructing project infrastructure (such as roads and utilities), large recreation centers, golf courses, model homes and sales facilities. It generally takes several years or more for these communities to recover these material expenditures.

The Company incurs additional risks to the extent it develops communities in climates or geographic areas in which it does not have experience or develops a different size or style of community, including acquiring the necessary construction materials and labor in sufficient amounts and on acceptable terms, adapting the Company's construction methods to different geographies and climates and reaching acceptable sales levels at such communities. Among other things, the Company believes that a significant portion of the home sales at its large-scale active adult communities is attributable to referrals from, or sales to, residents of those communities. The extent of such referrals or sales at new communities, including communities developed in other areas of the country, may be less than the Company has enjoyed at the large-scale active adult communities where it currently sells homes, and there will be challenges attracting potential customers from areas and to a market in which the Company has not had significant experience.

The Company is in the early stages of developing an active adult community near Chicago, Illinois, the Company's first four-season active adult community, and commenced operations near Ocala, Florida in January 1998 through the acquisition of a local active adult community developer.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONSIDERATIONS. The Company's business is subject to extensive federal, state and local regulatory requirements, including with respect to development activities and land exchanges, the broad discretion that governmental agencies have in administering those requirements and "no growth" or "slow growth" political sentiments, which have been increasing in recent years, all of which can prevent, delay, make uneconomic or significantly increase the cost of its developments. Environmental concerns and related governmental requirements have affected and will continue to affect all of the Company's community development operations.

If the land exchange for Anthem Las Vegas is not completed, that project would have to be reduced in scope and reconfigured, which could affect the timing and potential profitability of the project, and the Company may have to dispose of property it acquired for the exchange at less than its purchase price.

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

The occurrence of any of the above factors could have a material adverse effect on the Company.

GEOGRAPHIC CONCENTRATION. The Company's primary business operations are particularly concentrated (in terms of both invested capital and profitability) in the Phoenix and Las Vegas metropolitan areas. Its entire operations are comprised of a limited number of communities in seven states. The Company's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse project-specific matters.

A significant number of purchasers at the Company's active adult communities in Arizona, Nevada and southern California are from southern California. Those communities have been and may in the future be affected by conditions in the southern California real estate market and the southern California economy generally.

CYCLICAL NATURE OF REAL ESTATE OPERATIONS AND OTHER CONDITIONS GENERALLY. All of the Company's communities are subject to real estate market conditions (both where its communities are located and in areas where its potential customers reside), the cyclical nature of real estate operations, general national economic conditions and changing demographic conditions.

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

NATURAL RISKS. Some of the Company's communities are subject to natural risks including earthquakes, floods, tornados, hurricanes and significant rainfall. Some of these conditions have had a significant impact on the Company's operations in the past. Such natural risks could have a material adverse impact on the development of and results of operations for the community affected and the Company in the future.

YEAR 2000 ISSUE. For a discussion of the possible effects on the Company of the Year 2000 issue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue."

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

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names and ages of all executive officers of the Company and the offices held with the Company at July 31, 1998.

                                                                                             Years
                                                                              Years as an   Employed
                                                                               Executive     by the
    Name               Age               Position                               Officer     Company
-----------------------------------------------------------------------------------------------------
P. J. Dion             53     Chairman of the Board and                           16           16
                                 Chief Executive Officer
L. C. Hanneman, Jr.    51     President and Chief Operating Officer                9           26
R. C. Jones            53     Senior Vice President and                            6            6
                                 General Counsel
A. L. Mariucci         41     Senior Vice President                               12           14
J. A. Spencer          49     Senior Vice President and                           13           19
                                 Chief Financial Officer
D. V. Mickus           52     Vice President, Treasurer and Secretary             12           15
D. E. Rau              41     Vice President and Controller                       12           13

Mr. Dion has served as Chairman of the Board and Chief Executive Officer since November 1987.

Mr. Hanneman has served as President and Chief Operating Officer since May 1998. Prior to that time he served as Executive Vice President, overseeing active adult community operations, from May 1996 to May 1998. Prior to that time he served as Senior Vice President from January 1994 to May 1996 and as Vice President from January 1989 to January 1994. From August 1987 to May 1996 he served as General Manager of Sun Cities Las Vegas.

Mr. Jones as served as Senior Vice President and General Counsel since May 1998. Prior to that time he served as Vice President and General Counsel from January 1992 to May 1998.

Ms. Mariucci has served as Senior Vice President since May 1996. Prior to that time she served as a Vice President from June 1986 (when she began serving as Vice President, Corporate Planning and Development) to May 1996. She has had responsibility for overseeing the Company's non-age qualified communites and operations since January 1998. Prior to that time she served as General Manager of Terravita from December 1992 to January 1998 and General Manager of Anthem Phoenix from July 1996 to January 1998.

Mr. Spencer has served as Chief Financial Officer since April 1993. Since February 1991 he has served as Senior Vice President.

Mr. Mickus has served as Vice President and Treasurer since November 1985 and as Secretary since June 1991.

Mr. Rau has served as Vice President and Controller since February 1991.

EMPLOYEES

At June 30, 1998 the Company had 3,200 employees. The Company currently has no unionized employees. The Company believes that its employee relations are generally satisfactory.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The Company's common stock is listed on the New York Stock Exchange and Pacific Stock Exchange under the trading symbol (WBB). The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for the two fiscal years ended June 30, 1998.

                                                Sales Price
--------------------------------------------------------------------------------
                             Fiscal Year 1998                Fiscal Year 1997
--------------------------------------------------------------------------------
Quarter Ended                High          Low             High           Low
--------------------------------------------------------------------------------

September 30                21 3/8         16 3/8          19 3/4        16 1/4
December 31                 27 3/8         17 7/8          17 3/4        15 1/4
March 31                    34 7/8         24 5/16         17 7/8        15 1/4
June 30                     30 1/2         23              17            14 3/4
--------------------------------------------------------------------------------

As of July 31, 1998 there were 2,876 shareholders of record of the Company's common stock.

The Company has paid regular quarterly dividends of $.05 Per share for each quarter in the last five fiscal years. The Company has announced that after the $.05 Per share dividend to be paid in September 1998, it has no current plans to make future dividend payments and that it may utilize the capital that would otherwise be paid as cash dividends to make opportunistic purchases of its common stock. The amount and timing of any future dividends is subject to the discretion of the Board of Directors.

The Company is also party to a loan agreement and various indentures that contain covenants restricting the Company's ability to pay dividends and acquire its common stock. Under the most restrictive of these covenants, at June 30, 1998 $34.6 Million of the Company's retained earnings were available for payment of cash dividends or for the acquisition by the Company of its common stock.

Item 6. Selected Consolidated Financial Data
     (Not covered by report of independent auditors)

The following tables set forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 1998. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           Dollars In Thousands Except Per Share Data
                                                                      Year Ended June 30,
----------------------------------------------------------------------------------------------------------
                                                       1998        1997       1996        1995      1994
----------------------------------------------------------------------------------------------------------
Statement of operations information:
Revenues:
  Home sales - communities                         $  879,825  $  906,523  $  794,671   $620,012  $405,462
  Home sales - conventional homebuilding              238,559     237,566     217,158    144,469    79,992
  Land and facility sales and other                    59,383      42,173      38,904     38,638    24,607
----------------------------------------------------------------------------------------------------------
  Total revenues                                   $1,177,767  $1,186,262  $1,050,733   $803,119  $510,061
==========================================================================================================
Earnings (loss):
  Before extraordinary item (1)                    $   42,533  $   39,686  $   (7,751)  $ 28,491  $ 17,021
  Total (2)                                            42,533      38,401      (7,751)    28,491    17,021
==========================================================================================================
Net earnings (loss) per share:
  Before extraordinary item (1)                    $     2.39  $     2.26  $     (.44)  $   1.92  $   1.15
  Total (2)                                              2.39        2.18        (.44)      1.92      1.15
==========================================================================================================
Net earnings (loss) per share-assuming dilution:
    Before extraordinary item (1)                  $     2.30  $     2.22  $     (.44)  $   1.87  $   1.13
    Total (2)                                            2.30        2.15        (.44)      1.87      1.13
==========================================================================================================
Cash dividends per share                           $      .20  $      .20  $      .20   $    .20  $    .20
==========================================================================================================

(1) In fiscal 1996, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community. Exclusive of the non-cash loss, the Company's net earnings for fiscal 1996 were $34.5 million ($2.01 per share or $1.96 per share - assuming dilution).

(2) Earnings for fiscal 1997 include a $1.3 million extraordinary loss from the early extinguishment of debt.

       (Not covered by report of independent auditors)

                                                               Dollars in Thousands
                                                                Year Ended June 30,
---------------------------------------------------------------------------------------------------------
                                               1998        1997        1996          1995        1994
---------------------------------------------------------------------------------------------------------
Balance sheet information at year-end:

  Total assets                              $1,310,462  $1,086,662  $1,024,795   $  925,050   $  758,424

  Notes payable and senior debt                167,608     222,881     320,063      284,585      189,657
  Subordinated debt                            536,330     340,187     194,614      206,673      206,019
                                            ----------  ----------  ----------   ----------   ----------
  Total notes payable, senior and
    subordinated debt                          703,938     563,068     514,677      491,258      395,676

  Shareholders' equity                      $  345,767  $  299,830  $  264,776   $  229,342   $  201,324

  Total notes payable, senior and
    subordinated debt ("Debt") divided by
    Debt and shareholders' equity                 67.1%       65.3%       66.0%        68.2%        66.3%
=========================================================================================================

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA
-------------------------------------------------

Set forth below is certain consolidated financial and operating data of the Company as of and for each of the three fiscal years ended June 30, 1998.

                                               Year Ended               Change              Change
                                                June 30,             1998 vs 1997        1997 vs 1996
------------------------------------------------------------------ ----------------   -----------------
                                         1998     1997      1996   Amount   Percent   Amount    Percent
------------------------------------------------------------------ ----------------   -----------------
OPERATING DATA:
 Number of net new orders(1):
   Sun Cities Phoenix(2)                 1,245    1,271      963     (26)    (2.0%)    308        32.0%
   Sun Cities Las Vegas(3)               1,179    1,091    1,241      88      8.1%    (150)      (12.1%)
   Sun City Palm Desert                    443      262      216     181     69.1%      46        21.3%
   Sun City Roseville                      739      553      537     186     33.6%      16         3.0%
   Sun City Hilton Head                    396      337      349      59     17.5%     (12)       (3.4%)
   Sun City Georgetown                     437      440      491      (3)    (0.7%)    (51)      (10.4%)
   Florida communities(4)                  240      N/A      N/A     240      N/A      N/A         N/A
   Other communities(5)                    270      N/A      N/A     270      N/A      N/A         N/A
   Coventry Homes                        1,334    1,179    1,249     155     13.1%     (70)       (5.6%)
----------------------------------------------------------------   --------------     ----------------
       Total current communities         6,283    5,133    5,046   1,150     22.4%      87         1.7%
 Completed operations:
   Sun City Tucson(6)                      N/A       58      160     (58)  (100.0%)   (102)      (63.8%)
   Terravita(7)                            N/A      226      431    (226)  (100.0%)   (205)      (47.6%)
   Coventry Homes-Southern California(8)   N/A      180      213    (180)  (100.0%)    (33)      (15.5%)
----------------------------------------------------------------   --------------     ----------------
       Total                             6,283    5,597    5,850     686     12.3%    (253)       (4.3%)
================================================================   ==============     ================
Number of home closings:
   Sun Cities Phoenix(2)                 1,268    1,132      912     136     12.0%     220        24.1%
   Sun Cities Las Vegas(3)               1,164    1,200    1,001     (36)    (3.0%)    199        19.9%
   Sun City Palm Desert                    304      248      251      56     22.6%      (3)       (1.2%)
   Sun City Roseville                      637      650      731     (13)    (2.0%)    (81)      (11.1%)
   Sun City Hilton Head                    386      371      305      15      4.0%      66        21.6%
   Sun City Georgetown                     448      616      235    (168)   (27.3%)    381       162.1%
   Florida communities(4)                  170      N/A      N/A     170      N/A      N/A         N/A
   Other communities(5)                    106      N/A      N/A     106      N/A      N/A         N/A
   Coventry Homes                        1,285    1,293    1,204      (8)    (0.6%)     89         7.4%
----------------------------------------------------------------   --------------     ----------------
       Total current communities         5,768    5,510    4,639     258      4.7%     871        18.8%
   Completed operations:
     Sun City Tucson(6)                    N/A      103      264    (103)  (100.0%)   (161)      (61.0%)
     Terravita(7)                          120      410      425    (290)   (70.7%)    (15)       (3.5%)
     Coventry Homes-Southern California(8)  20      183      203    (163)   (89.1%)    (20)       (9.9%)
----------------------------------------------------------------   --------------     ----------------
       Total                             5,908    6,206    5,531    (298)    (4.8%)    675        12.2%
================================================================   ==============     ================

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (Continued)
-------------------------------------------------------------

                                                        Year Ended                Change             Change
                                                         June 30,              1998 vs 1997       1997 vs 1996
-------------------------------------------------------------------------    ---------------   ----------------
                                                 1998      1997      1996    Amount  Percent   Amount   Percent
-------------------------------------------------------------------------    ---------------   ----------------
BACKLOG DATA:
  Homes under contract at June 30:
   Sun Cities Phoenix(2)                          669       692       553      (23)   (3.3%)     139     25.1%
   Sun Cities Las Vegas(3)                        548       533       642       15     2.8%     (109)   (17.0%)
   Sun City Palm Desert                           265       126       112      139   110.3%       14     12.5%
   Sun City Roseville                             382       280       377      102    36.4%      (97)   (25.7%)
   Sun City Hilton Head                           169       159       193       10     6.3%      (34)   (17.6%)
   Sun City Georgetown                            191       202       378      (11)   (5.4%)    (176)   (46.6%)
   Florida communities(4)                         275       N/A       N/A      275     N/A       N/A      N/A
   Other communities(5)                           164       N/A       N/A      164     N/A       N/A      N/A
   Coventry Homes                                 507       458       572       49    10.7%     (114)   (19.9%)
-------------------------------------------------------------------------  ---------------   ----------------
       Total current communities                3,170     2,450     2,827      720    29.4%     (377)   (13.3%)
 Completed operations:
   Sun City Tucson(6)                             N/A       N/A        45      N/A     N/A       (45)  (100.0%)
   Terravita(7)                                   N/A       120       304     (120) (100.0%)    (184)   (60.5%)
   Coventry Homes-Southern California(8)          N/A        20        23      (20) (100.0%)      (3)   (13.0%)
-------------------------------------------------------------------------  ---------------   ----------------
       Total(9)                                 3,170     2,590     3,199      580    22.4%     (609)   (19.0%)
=========================================================================  ===============   ================
Aggregate contract sales amount
 (dollars in millions)                       $    642  $    514  $    617  $   128    24.9%  $  (103)   (16.7%)
Aggregate contract sales amount
 per home (dollars in thousands)             $    203  $    198  $    193  $     5     2.5%  $     5      2.6%
=========================================================================  ===============   ================
AVERAGE REVENUE PER HOME
 CLOSING:
   Sun Cities Phoenix(2)                     $157,400  $158,900  $160,300  $(1,500)   (0.9%) $(1,400)    (0.9%)
   Sun Cities Las Vegas(3)                    202,400   182,900   171,000   19,500    10.7%   11,900      7.0%
   Sun City Palm Desert                       234,000   221,100   224,100   12,900     5.8%   (3,000)    (1.3%)
   Sun City Roseville                         219,200   215,800   217,800    3,400     1.6%   (2,000)    (0.9%)
   Sun City Hilton Head                       173,100   168,100   159,200    5,000     3.0%    8,900      5.6%
   Sun City Georgetown                        201,000   183,100   181,500   17,900     9.8%    1,600      0.9%
   Florida communities(4)                      97,900       N/A       N/A      N/A     N/A       N/A      N/A
   Other communities(5)                       218,200       N/A       N/A      N/A     N/A       N/A      N/A
   Coventry Homes                             182,700   153,700   139,500   29,000    18.9%  (14,200)   (10.2%)
     Weighted average current communities     186,800   175,700   170,700   11,100     6.3%    5,000      2.9%
   Completed operations:
     Sun City Tucson(6)                           N/A   167,000   170,600      N/A     N/A    (3,600)    (2.1%)
     Terravita(7)                             310,200   292,100   295,600   18,100     6.2%   (3,500)    (1.2%)
     Coventry Homes-Southern California(8)    186,600   211,900   242,400  (25,300)  (11.9%) (30,500)   (12.6%)
     Weighted average                        $189,300  $184,400  $182,900  $ 4,900     2.7%  $ 1,500      0.8%
=========================================================================  ===============   ================

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (Continued)
-------------------------------------------------------------

                                                 Year Ended              Change            Change
                                                  June 30,             1998 vs 1997     1997 vs 1996
-----------------------------------------------------------------    ---------------   ---------------
                                             1998    1997    1996    Amount  Percent   Amount  Percent
-----------------------------------------------------------------    ---------------   ---------------
OPERATING STATISTICS:
 Costs and expenses as a percentage of
  revenues:
   Home construction, land and other         76.3%   77.0%   76.9%     (0.7%)  (0.9%)    0.1%     0.1%
   Interest                                   3.9%    4.2%    4.0%     (0.3%)  (7.1%)    0.2%     5.0%
   Selling, general and administrative       14.1%   13.6%   14.0%      0.5%    3.7%    (0.4%)   (2.9%)
 Ratio of home closings to homes under
   contract in backlog at beginning
   of year                                  228.1%  194.0%  192.0%     34.1%   17.6%     2.0%     1.0%
==================================================================    =============    ==============

(1)  Net of cancellations. The Company recognizes revenue at close of escrow.

(2) Includes Sun City West and Sun City Grand. The Company began taking new home sales orders at Sun City Grand in October 1996. Home closings began at Sun City Grand in February 1997.

(3)  Includes Sun City Summerlin and Sun City Macdonald Ranch.

(4) In january 1998 the Company acquired certain assets and assumed certain liabilities at two operating age-qualified communities in central Florida. Included in this acquisition was a backlog of 205 homes at these two communities at the date of acquisition.

(5) Represents three smaller-scale communities in Arizona and California at which net new order activity began in september, October and November 1997. Home closings began at these communities in March, April and May 1998.

(6) The Company completed net new order activity at Sun City Tucson in February 1997. Home closings at Sun City Tucson were completed in April 1997.

(7) The Company completed net new order activity at terravita in April 1997. Home closings at Terravita were completed in may 1998.

(8) The Company completed net new order activity for its Coventry Homes southern California operations in June 1997. Home closings for these operations were completed in August 1997.

(9) A majority of the backlog at June 30, 1998 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, in most cases the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the years ended June 30, 1998, 1997 and 1996, cancellations of home sales orders as a percentage of new home sales orders written during the year were 13.9 Percent, 17.1 Percent and 17.2 Percent, respectively. See "Business and Properties -- Forward Looking Information; Certain Cautionary Statements."

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

RESULTS OF OPERATIONS
---------------------

REVENUES. Revenues decreased slightly to $1.18 billion for the fiscal year ended June 30, 1998 from $1.19 billion for the fiscal year ended June 30, 1997. This decrease was due to the decreased closings at Terravita, Coventry Homes' southern California operations and Sun City Tucson, reflecting the completion of those operations. Largely offsetting the effect of these decreased closings were revenues from the commencement in fiscal 1998 of community operations in Florida and at three smaller-scale communities in Arizona and California, an increase in the average revenue per home closing and revenues from the sale of certain facilities (a shopping center and golf course) in connection with the completion of operations at Terravita.

Revenues increased to $1.19 billion for fiscal 1997 from $1.05 billion for fiscal 1996. Increased home closings at Sun City Georgetown and Sun City Hilton Head (two communities at which the Company had home closings for only part of fiscal 1996) accounted for $69.2 million and $10.5 million, respectively, of the increase. Increased home closings at the Sun Cities Las Vegas (where the Company had home closings at Sun City MacDonald Ranch for only part of fiscal 1996), the Sun Cities Phoenix (where home closings did not begin at Sun City Grand until February 1997) and Coventry Homes (due mainly to the expansion of operations in the Las Vegas area) accounted for $34.0 million, $35.3 million and $10.6 million, respectively, of the increase in revenues. Decreased home closings at Sun City Roseville (reflecting the decrease in net new orders experienced at that community in the first quarter of fiscal 1997) and Sun City Tucson (reflecting the completion of that community) resulted in decreased revenues of $17.6 million and $27.5 million, respectively.

An increase in the average revenue per home closing resulted in a $23.0 million increase in revenues from fiscal 1996 to fiscal 1997. This increase in average revenue per home closing was primarily due to changes in mix of product and home closings among the Company's communities and conventional homebuilding operations and to increases in lot premiums and optional upgrades in homes at certain communities.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $898.8 million for fiscal 1998 compared to $913.9 million for fiscal 1997 was primarily due to the decrease in home closings. These costs as a percentage of revenues decreased to 76.3 percent for fiscal 1998 compared to
77.0 percent for fiscal 1997, with the decrease primarily due to improved margins on land and facility sales. The improved margins on land and facility sales were largely due to the declining volume of lower-margin land sales at a substantially complete residential land development project in Phoenix. A higher profit margin on home closings was also realized as a result of a change in mix of product and home closings among the Company's conventional homebuilding operations.

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

SELLING,  GENERAL AND  ADMINISTRATIVE  EXPENSES.  As a  percentage  of revenues, selling, general and administrative expenses increased to 14.1 percent for fiscal 1998 compared to 13.6 percent for the 1997 period. This increase was due primarily to increased corporate overhead to investigate new market opportunities and support an increased number of pre-operating communities.

As a percentage of revenues, selling, general and administrative expenses decreased to 13.6 percent for fiscal 1997 compared to 14.0 percent for fiscal 1996. This decrease resulted from the spreading of corporate overhead over greater revenues.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
3.9 percent for fiscal 1998 compared to 4.2 percent for fiscal 1997. This decrease was primarily due to an increase in pre-operating communities, at which interest is being capitalized on qualified assets but at which interest amortization on home closings has not yet begun.

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

As a percentage of revenues, amortization of capitalized interest was 4.2 percent for fiscal 1997 compared to 4.0 percent for fiscal 1996. The increase was primarily due to the fiscal 1996 adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which, after the writedown of certain assets, resulted in a new allocation of capitalized interest to remaining assets. This resulted in an increase in amortization of capitalized interest as a percentage of revenues. See "Loss From Impairment of Southern California Real Estate Inventories."

LOSS FROM IMPAIRMENT OF SOUTHERN CALIFORNIA REAL ESTATE INVENTORIES. In connection with its adoption of SFAS No. 121 in fiscal 1996, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community. Exclusive of the non-cash loss, the Company's net earnings for fiscal 1996 were $34.5 million ($2.01 per share or $1.96 per share - assuming dilution).

In the first six months of fiscal 1996, net new orders at Sun City Palm Desert were substantially below both the comparable period of the prior fiscal year and the Company's expectations. Although the Company was encouraged by net new orders significantly greater in the first 45 days of the third quarter of fiscal 1996 than in the comparable period in the prior fiscal year, a lower than anticipated level of net new orders was expected in the remainder of fiscal 1996 and net new orders for all of fiscal 1996 were anticipated to be lower than in prior fiscal years. Additionally, a national home builder was developing an active adult community near Sun City Palm Desert which was expected to cause additional competitive pressures at that community. Based on these and other factors, the Company reduced its estimate with respect to net new orders and closings in the fiscal years ending June 30,1997 and beyond to below the levels achieved in the three fiscal years ended June 30, 1995. This resulted in expected future net cash flows (undiscounted and without interest charges) at Sun City Palm Desert being less than the book value of the asset. As required by SFAS No. 121, the Company therefore recorded in fiscal 1996 a non-cash loss from impairment of southern California real estate inventories to reflect Sun City Palm Desert at its estimated fair value. Fair value was estimated based upon an evaluation of comparable market prices and discounted expected future cash flows. Although the Company has experienced improvement in net new orders and home closings in fiscal 1998, restoration of previously recognized impairment losses on assets to be held and used is prohibited by SFAS No. 121.

The Company owns additional land for a second phase of development at Sun City Palm Desert. The Company has recently decided to move forward with development of a portion of this second phase. Development of subsequent phases of large-scale real estate projects is assessed in light of conditions existing when construction of the phase is to begin. Any decision to develop the remainder of the second phase at this community will depend on the state of the economy and prospects for this community at the time the current phases are nearing completion.

INCOME TAXES. The increase in income taxes to $23.9 million in fiscal 1998 compared to $22.3 million in fiscal 1997 was due to the increase in earnings before income taxes. The effective tax rate in both fiscal years was 36 percent.

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

NET EARNINGS (LOSS). The increase in net earnings to $42.5 million for fiscal 1998 from $38.4 million for fiscal 1997 was primarily attributable to the increase in earnings from land and facility sales. Largely due to the sale of a golf course and shopping center at Terravita, earnings before income taxes attributable to land and facility sales increased to $15.0 million for fiscal 1998 compared to $5.2 million for fiscal 1997. Land and facility sales are a normal part of the Company's operations but occur irregularly and vary significantly in magnitude, complicating period-to-period comparisons.

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

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

NET NEW ORDER  ACTIVITY  AND  BACKLOG.  Total net new orders in fiscal 1998 were
12.3 percent higher than in fiscal 1997. Net new orders at operations that were selling homes in both fiscal 1998 and fiscal 1997 increased 12.5 percent.

The increase in total net new orders was largely due to the commencement of Florida community operations in January 1998 and net new order activity at three smaller-scale communities in Arizona and California in fiscal 1998. These increases were partially offset by declines attributable to the recently completed operations of Terravita, Coventry Homes' southern California operations and Sun City Tucson.

The increase in net new orders at operations that were selling homes in both fiscal 1998 and fiscal 1997 was largely due to increases at Sun City Roseville and Sun City Palm Desert, which management believes may be attributable to continued improvement in the California real estate economy and its economy generally, as well as to the introduction of new models. Management believes that the increase in net new orders at the Sun Cities Las Vegas is due to the continued strength of the Las Vegas market. At Sun City Hilton Head, management believes that the increase in net new orders may be partially due to the fact that important commercial and service-related businesses have announced development plans for the area adjacent to Sun City Hilton Head. Coventry Homes' net new orders increased as a result of increases in Phoenix and Las Vegas.

The number of homes under contract at June 30, 1998 was 22.4 percent higher than at June 30, 1997. Management believes that this backlog increase was largely due to the same factors that produced the increase in net new orders. Backlog decreases were experienced at the Sun Cities Phoenix (where Sun City West is approaching completion) and Sun City Georgetown (where management believes sales have leveled after satisfaction of initial local pent-up demand).

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

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

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

During fiscal 1998 the Company generated $363.3 million of net cash from community sales activities, used $169.7 million of cash for land and lot and amenity development at operating communities, paid $162.9 million for costs related to communities in the pre-operating stage, generated $21.4 million of net cash from conventional homebuilding operations and used $122.7 million of cash for other operating activities. The resulting $70.6 million of net cash used for operating activities (which was primarily attributable to expenditures for communities not yet generating home sales revenues) was funded mainly by the net proceeds from the May 1998 public offering of $200 million in principal amount of 9 3/8% Senior Subordinated Debentures due 2009 (the "1998 Debt Offering"). The net proceeds from the 1998 Debt Offering were also used to repay a portion of the indebtedness outstanding under the Company's senior unsecured revolving credit facility (the "Credit Facility").

In January 1998 the amount of the Credit Facility was increased from $350 million to $400 million. In June 1998 the Credit Facility was amended to revise certain debt-related covenants and increase the amount of the Credit Facility to $450 million, all of which is available for borrowing, subject to compliance by the Company with the revised covenants. At June 30, 1998 the Company had $14.4 million of cash and short-term investments, $96.0 million outstanding under the Credit Facility and $15.2 million outstanding under its $25 million of short-term lines of credit.

The Company is currently experiencing a period of substantial development. It has under development, among other projects: (i) Sun City Lincoln Hills, planned as the successor to Sun City Roseville; (ii) Anthem Las Vegas, which will include Sun City Anthem (planned as the successor to Sun City Summerlin), Anthem Country Club (a non-age-qualified golf course community) and a conventional home building component (Coventry Anthem); (iii) Anthem Phoenix, planned to include a non-age-qualified country club community and a conventional home building component and which may also include an active adult community at a later date; and (iv) Sun City at Huntley, located in Huntley, Illinois (near Chicago). The Company currently anticipates that it will incur material additional debt under the Credit Facility for development expenditures at these communities.

As a result of the 1998 Debt Offering and anticipated future borrowings under the Credit Facility, the Company expects to be more highly leveraged than it has been in recent years. The Company's degree of leverage from time to time will affect its interest incurred and capital resources, which could limit its ability to capitalize on business opportunities or withstand adverse changes. If the Company cannot at any time obtain sufficient capital resources to fund its development and expansion expenditures, its projects may be delayed, resulting in cost increases, adverse effects on the Company's results of operations and possible material adverse effects to the Company. No assurance can be given as to the terms, availability or cost of any future financing the Company may need. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company.

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

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

At June 30, 1998, under the most restrictive of the covenants in the Company's debt agreements, $34.6 million of the Company's retained earnings was available for payment of cash dividends or for the acquisition by the Company of its common stock.

MARKET RISK FOR FINANCIAL INSTRUMENTS
-------------------------------------

The Company does not trade in derivative financial instruments and at June 30, 1998 had no significant derivative financial instruments. The Company does have other financial instruments, for purposes other than trading, in the form of notes payable, senior and subordinated debt. The Company's publicly held debt and some real estate and other notes are at fixed interest rates. The Company's Credit Facility, short-term lines of credit and some real estate and other notes are at variable interest rates and are thus subject to market risk in the form of fluctuations in interest rates.

The following table provides interest rate sensitivity information about the Company's notes payable, senior and subordinated debt at June 30, 1998 (dollars in millions):

                          Amount by Scheduled Maturity for
                          --------------------------------                                Estimated
                            Fiscal Years Ending June 30,                                 Fair Value
                            ----------------------------                                     at
                         1999    2000    2001     2002     2003    Thereafter   Total   June 30, 1998
                         ----    ----    ----     ----     ----    ----------   -----   -------------
Fixed Rate Debt
---------------
Amount                   $ 7.8   $2.9   $2.4     $ 3.3   $108.4      $444.6     $569.4     $583.3

Average Interest Rate      8.0%   8.0%   7.9%      8.1%     9.5%        9.4%       9.4%

Variable Rate Debt
------------------
Amount                   $38.2     --     --     $96.0       --      $  0.3     $134.5     $134.5

Average Interest Rate      8.7%    --     --       8.5%      --         9.5%       8.6%

YEAR 2000 ISSUE
---------------

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures.

To date, the Company's Year 2000 remediation efforts have focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). Starting approximately two years ago, the Company initiated a comprehensive review of its core business applications to determine the adequacy of these systems to meet future business requirements. Year 2000 readiness was only one of many factors considered in this assessment. Out of this effort, a number of systems were identified for upgrade or replacement. In no case is a system being replaced solely because of Year 2000 issues, although in some cases the timing of system replacements is being accelerated. Thus, the Company does not believe the costs of these system replacements are specifically Year 2000 related. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific information technology projects have been deferred as a result of its Year 2000 efforts.

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

As of August 1998, the Company believes all of its core business systems are adequately Year 2000 capable for its purposes, except for its lead tracking and mortgage processing systems and some of its document imaging systems. Projects are currently underway to replace each of these systems, with implementations and testing scheduled for the remainder of calendar year 1998 and early 1999. As with systems that have already been replaced, the Company does not believe the costs of these replacements, which aggregate approximately $1 million, are specifically Year 2000 related. The Company has also purchased at a cost of approximately $100,000 a software product that, it believes, can identify personal computers and related equipment with imbedded software that is not adequately Year 2000 capable for the Company's purposes. The Company expects to incur costs to replace or repair such equipment, but it has not at this time determined the amount of these costs. Since some of the equipment would otherwise be replaced through normal attrition, lease expirations and scheduled upgrades in the ordinary course of business, it is possible that much of these costs would not be solely related to Year 2000 readiness.

The Company is currently assessing other potential Year 2000 issues, including non-information technology systems. A broad-based Year 2000 Task Force has been formed and began meeting in August 1998 to identify areas of concern and develop action plans. The Company currently anticipates that testing of non-information technology systems will be completed by mid-1999. Also as part of the Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties will be examined to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force includes both internal and Company-external representation.

The Company expects to incur Year 2000-specific costs in the future but does not at present anticipate that these costs will be material. The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that the Company or the third parties with whom it has relationships would cease or not successfully complete their Year 2000 remediation efforts. If this were to occur, the Company would encounter disruptions to its business that could have a material adverse effect on its results of operations. The Company could be materially impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters.

The Company has not at this time established a formal Year 2000 contingency plan but will consider and, if necessary, address doing so as part of its Year 2000 Task Force activities. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

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

Items 7. and 7a. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (Continued)

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY
---------------------------------------------------

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that have not yet been adopted by the Company.

In June 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income, to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for its fiscal year ending June 30, 1999, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

In June 1997 the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for its fiscal year ending June 30, 1999, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which is currently anticipated to result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

In February 1998 the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, to standardize such disclosure requirements. This new standard, which will be effective for the Company for its fiscal year ending June 30, 1999, is not expected to have a significant impact on the Company's consolidated financial statements.

In June 1998 the FASB issued SFAS No. 133, Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities, to establish accounting and reporting standards in this area. This new standard, which will be effective for the Company for its fiscal year ending June 30, 2000, is not expected to have a significant impact on the Company's consolidated financial statements since the Company does not have any significant derivative financial instruments.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. and 2. The  response to  this  portion of  Item 14 is  submitted  as a separate section of this report beginning on page 26.

     3.        Exhibits

               The Exhibit Index attached to this Report is hereby incorporated by reference.

(b) In the quarter ended June 30, 1998 the Company filed three reports on Form 8-K dated: (1) April 27, 1998 to file certain financial and operating data for the three and nine months ended March 31, 1997 and 1998; (2) May 8, 1998 to file the Underwriting Agreement for the $200 million in principal amount of 9 3/8% Senior Subordinated Debentures due 2009 publicly issued by the Company in May 1998; and (3) May 11, 1998 to file the Indenture for the $200 million of 9 3/8% Senior Subordinated Debentures due 2009.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to do so, in Phoenix, Arizona on the 11th day of September, 1998.

                                    DEL WEBB CORPORATION
                                    (Registrant)

                                    By: /s/ Philip J. Dion
                                       -----------------------------------------
                                            Philip J. Dion
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   Signature                                Title                                          Date
--------------------------------------------------------------------------------------------------------

/s/ Philip J. Dion                Chairman and Chief Executive Officer                September 11, 1998
------------------------------    (Principal Executive Officer)
   (Philip J. Dion)

/s/ Leroy C. Hanneman, Jr.        President, Chief Operating Officer and Director     September 11, 1998
------------------------------    (Principal Operating Officer)
   (LeRoy C. Hanneman, Jr.)

/s/ John A. Spencer               Senior Vice President and                           September 11, 1998
------------------------------    Chief Financial Officer
   (John A. Spencer)              (Principal Financial Officer)

/s/ David E. Rau                  Vice President and Controller                       September 11, 1998
------------------------------    (Principal Accounting Officer)
   (David E. Rau)

/s/ D. Kent Anderson              Director                                            September 11, 1998
------------------------------
   (D. Kent Anderson)

/s/ Michael O. Maffie             Director                                            September 11, 1998
------------------------------
   (Michael O. Maffie)

/s/ J. Russell Nelson             Director                                            September 11, 1998
------------------------------
   (J. Russell Nelson)

/s/ Peter A. Nelson               Director                                            September 11, 1998
------------------------------
   (Peter A. Nelson)

/s/ Michael E. Rossi              Director                                            September 11, 1998
------------------------------
   (Michael E. Rossi)

/s/ Glenn W. Schaeffer            Director                                            September 11, 1998
------------------------------
   (Glenn W. Schaeffer)

/s/ C. Anthony Wainwright         Director                                            September 11, 1998
------------------------------
   (C. Anthony Wainwright)

/s/ Sam Yellen                    Director                                            September 11, 1998
------------------------------
   (Sam Yellen)

                              DEL WEBB CORPORATION
                                    FORM 10-K
                         Item 8, Item 14(a) (1) and (2)
             Index of Consolidated Financial Statements and Schedule


The following financial statements required to be included in Item 8 and other disclosures by the Registrant are listed below:

                                                                                                   PAGE

Management's Report................................................................................ 27

Independent Auditors' Report....................................................................... 28

Consolidated Financial Statements:

        Balance Sheets as of June 30, 1998 and 1997................................................ 29

        Statements of Operations for each of the years in the three-year period ended June 30, 1998............................................................... 30

        Statements of Shareholders' Equity for each of the years in the three-year period ended June 30, 1998.................................................... 31

        Statements of Cash Flows for each of the years in the three-year period ended June 30, 1998............................................................... 32

        Notes to Consolidated Financial Statements................................................. 34

The  following   financial   statement   schedule  of  the  Registrant  and  its
subsidiaries is included in Item 14(a) (2):

                                                                                                   PAGE
Consolidated Financial Statement Schedule:
        II  Valuation and Qualifying Accounts for each of the years in the three-year period ended June 30, 1998.................................................. 49

Information other than that contained in the schedule listed above is omitted because the conditions requiring filing do not exist or because the required information is given in the financial statements, including the notes thereto.

MANAGEMENT'S REPORT

Financial Statements

Del Webb Corporation is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

The Company assessed its internal control system as of June 30, 1998 in relation to criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of June 30, 1998, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.


/S/ PHILIP J. DION
-------------------------------------------------
Philip J. Dion
Chairman and Chief Executive Officer


/S/ JOHN A. SPENCER
-------------------------------------------------
John A. Spencer
Senior Vice President and Chief Financial Officer

June 30, 1998

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Webb Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, in fiscal 1996 the Company changed its method of accounting for impairment of long-lived assets in accordance with the adoption of Statement of Financial Accounting Standards No. 121.


                                                KPMG Peat Marwick LLP
Phoenix, Arizona
August 21, 1998

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997

                                                                                In Thousands
------------------------------------------------------------------------------------------------------
                                                                           1998             1997
------------------------------------------------------------------------------------------------------

                                  Assets
------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 6 and 12)                            $    1,113,297   $      939,684
Cash and short-term investments                                                14,362           24,715
Receivables (Note 3)                                                           41,498           28,892
Property and equipment, net (Note 4)                                           33,333           20,937
Deferred income taxes (Note 7)                                                      -            6,526
Other assets (Note 5)                                                         107,972           65,908
------------------------------------------------------------------------------------------------------
                                                                       $    1,310,462   $    1,086,662
======================================================================================================
                   Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------
Notes payable, senior and subordinated debt (Note 6)                   $      703,938   $      563,068
Contractor and trade accounts payable                                          78,114           70,827
Accrued liabilities and other payables                                         98,066           79,959
Home sale deposits                                                             80,332           69,476
Deferred income taxes (Note 7)                                                  4,245                -
Income taxes payable (Note 7)                                                       -            3,502
------------------------------------------------------------------------------------------------------
      Total liabilities                                                       964,695          786,832
------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $.001 par value.  Authorized 30,000,000
    shares; issued 18,107,606 shares and 17,691,118 shares
    at June 30, 1998 and 1997, respectively (Notes 8 and 9)                        18               18
  Additional paid-in capital (Note 8)                                         166,328          160,308
  Retained earnings (Note 6)                                                  184,890          145,922
------------------------------------------------------------------------------------------------------
                                                                              351,236          306,248
  Less cost of common stock in treasury, 124,509 shares
    at June 30, 1997 (Note 8)                                                       -           (1,914)
  Less deferred compensation (Note 9)                                          (5,469)          (4,504)
------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                              345,767          299,830
------------------------------------------------------------------------------------------------------
                                                                       $    1,310,462   $    1,086,662
======================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1998, 1997 and 1996

                                                                               In Thousands
                                                                           Except Per Share Data
-------------------------------------------------------------------------------------------------------
                                                                    1998         1997         1996
-------------------------------------------------------------------------------------------------------
Revenues (Note 11)                                               $ 1,177,767   $ 1,186,262  $ 1,050,733
-------------------------------------------------------------------------------------------------------

Costs and expenses (Note 11):
    Home construction, land and other                                898,754       913,872      807,988
    Selling, general and administrative                              166,343       160,924      147,315
    Interest (Note 12)                                                46,212        49,457       42,354
    Loss from impairment of southern California
      real estate inventories (Notes 12 and 13)                            -             -       65,000
-------------------------------------------------------------------------------------------------------
                                                                   1,111,309     1,124,253    1,062,657
-------------------------------------------------------------------------------------------------------
           Earnings (loss) before income taxes and
               extraordinary item                                     66,458        62,009      (11,924)

Income taxes (Note 7)                                                (23,925)      (22,323)       4,173
-------------------------------------------------------------------------------------------------------
           Earnings (loss) before extraordinary item                  42,533        39,686       (7,751)
Extraordinary item:
    Loss from extinguishment of debt (net of $700 tax)                     -         1,285            -
-------------------------------------------------------------------------------------------------------
           Net earnings (loss)                                   $    42,533   $    38,401  $    (7,751)
=======================================================================================================

Weighted average shares outstanding                                   17,829        17,580       17,425
=======================================================================================================
Weighted average shares outstanding - assuming dilution               18,458        17,862       17,425
=======================================================================================================

Earnings (loss) per share:
    Earnings (loss) before extraordinary item                    $      2.39   $      2.26  $     (0.44)
    Extraordinary item                                                     -         (0.07)           -
-------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                          $      2.39   $      2.18  $     (0.44)
=======================================================================================================
Earnings (loss) per share - assuming dilution:
    Earnings (loss) before extraordinary item                    $      2.30   $      2.22  $     (0.44)
    Extraordinary item                                                     -         (0.07)           -
-------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                          $      2.30   $      2.15  $     (0.44)
=======================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended June 30, 1998, 1997 and 1996

                                                                             In Thousands
--------------------------------------------------------------------------------------------------------------------------
                                                           Additional                                         Total
                                                 Common     Paid-in     Retained  Treasury    Deferred    Shareholders'
                                                 Stock      Capital     Earnings    Stock   Compensation     Equity
------------------------------------------------------------------------------------------------------------------------
Balances at July 1, 1995                        $   16    $ 121,059   $ 122,153  $ (11,058)  $ (2,828) $    229,342

Shares issued and retired for stock option and
restricted stock plans (178,463 shares of
common stock issued, 2,200 shares net
increase in treasury stock and 32,512 shares
of common stock retired), net of amortization        -        2,992           -        (39)    (1,639)        1,314

Proceeds from sale of 1,597,172 shares of
common stock and 877,728 shares of
treasury stock, less offering costs of $3.0
million (Note 8)                                     2       34,211           -     11,058          -        45,271

Treasury stock acquired, 1,551 shares                -            -           -        (31)         -           (31)

Cash dividends ($ .20 per share)                     -            -      (3,369)         -          -        (3,369)

Net loss                                             -            -      (7,751)         -          -        (7,751)
-------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1996                           18      158,262     111,033        (70)    (4,467)      264,776

Shares issued and retired for stock option and
restricted stock plans (186,717 shares of
common stock issued, 16,500 shares net
decrease in treasury stock and 37,371 shares
of common stock retired), net of amortization        -        2,046           -        261        (37)        2,270

Treasury stock acquired, 137,258 shares              -            -           -     (2,105)         -        (2,105)

Cash dividends ($.20 per share)                      -            -      (3,512)          -         -        (3,512)

Net earnings                                         -            -      38,401          -          -        38,401
-------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1997                           18      160,308     145,922     (1,914)    (4,504)      299,830

Shares issued and retired for stock option
restricted stock plans (489,756 shares of
common stock issued, 124,710 net decrease
in treasury stock and 73,091 shares of
common stock retired), net of amortization and       -        6,025           -      1,918       (965)        6,978

Shares repurchased (201 shares of treasury
stock acquired and 177 shares of common
stock retired)                                       -           (5)          -         (4)         -            (9)

Cash dividends ($.20 per share)                      -            -      (3,565)         -          -        (3,565)

Net earnings                                         -            -      42,533          -          -        42,533
-------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998                       $   18    $ 166,328   $ 184,890  $       -   $ (5,469)  $   345,767
===================================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1998, 1997 and 1996
                                 (In Thousands)

                                                                        1998         1997         1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers related to community home sales       $  880,670   $  876,379   $  792,835
  Cash received from commercial land and facility sales                  27,787        8,328        7,880
  Cash paid for costs related to community home construction           (545,137)    (579,188)    (509,315)
---------------------------------------------------------------------------------------------------------
    Net cash provided by community sales activities                     363,320      305,519      291,400
  Cash paid for land acquisitions at operating communities              (14,958)     (11,885)      (8,351)
  Cash paid for lot development at operating communities               (108,927)    (100,588)     (96,863)
  Cash paid for amenity development at operating communities            (45,776)     (56,503)     (63,853)
---------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                          193,659      136,543      122,333
  Cash paid for costs related to communities in the pre-operating
      stage                                                            (162,910)     (81,755)     (92,668)
  Cash received from customers related to conventional
      homebuilding                                                      245,758      248,488      222,513
  Cash paid for land, development, construction and other costs
      related to conventional homebuilding                             (224,345)    (229,830)    (213,959)
  Cash received from residential land development project                 5,195        7,110        8,834
  Cash paid for corporate activities                                    (59,871)     (42,327)     (34,280)
  Interest paid                                                         (53,118)     (45,854)     (47,444)
  Cash paid for income taxes                                            (14,930)     (14,879)     (10,501)
---------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                              (70,562)     (22,504)     (45,172)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                   (16,855)      (4,284)      (6,715)
  Investments in life insurance policies                                 (4,568)      (3,222)      (3,554)
---------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                              (21,423)      (7,506)     (10,269)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings                                                            592,611      547,871      305,122
  Repayments of debt                                                   (513,531)    (506,990)    (292,260)
  Proceeds from sale of common stock                                          -            -       45,271
  Stock purchases                                                            (9)      (2,105)         (31)
  Proceeds from exercise of common stock options                          6,126        1,121          148
  Dividends paid                                                         (3,565)      (3,512)      (3,369)
---------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                            81,632       36,385       54,881
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term investments              (10,353)       6,375         (560)
Cash and short-term investments at beginning of year                     24,715       18,340       18,900
---------------------------------------------------------------------------------------------------------
Cash and short-term investments at end of year                       $   14,362   $   24,715   $   18,340
=========================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    Years ended June 30, 1998, 1997 and 1996
                                 (In Thousands)

                                                                          1998         1997       1996
--------------------------------------------------------------------------------------------------------
Reconciliation of net earnings (loss) to net cash used for operating activities:
   Net earnings (loss)                                                  $   42,533  $  38,401  $  (7,751)
   Allocation of non-cash common costs in costs and expenses,
      excluding interest                                                   273,173    268,806    247,734
   Amortization of capitalized interest in costs and expenses               46,212     49,457     42,354
   Deferred compensation amortization                                        1,838      1,748      1,804
   Depreciation and other amortization                                       6,725      6,425      8,740
   Deferred income taxes on earnings (loss) before extraordinary item       10,771      6,086    (17,810)
   Non-cash loss from impairment of southern California real estate
      inventories                                                                -          -     65,000
   Extraordinary loss from extinguishment of debt (net of tax)                   -      1,285          -
   Net increase in home construction costs                                    (152)    (4,218)   (35,445)
   Land acquisitions                                                       (69,482)   (61,499)   (37,176)
   Lot development                                                        (204,080)  (155,348)  (190,959)
   Amenity development                                                     (99,280)   (89,063)  (103,086)
   Pre-acquisition costs                                                   (13,776)   (19,869)    (8,732)
   Net change in other assets and liabilities                              (65,044)   (64,715)    (9,845)
--------------------------------------------------------------------------------------------------------
      Net cash used for operating activities                            $  (70,562) $ (22,504) $ (45,172)
========================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998, 1997 and 1996


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

         The Company's operations are subject to a number of risks and uncertainties, including, but not limited to, risks associated with financing and leverage, the development of future communities (and new geographic markets), governmental regulation, including land exchanges with governmental entities, environmental considerations, competition, the geographic concentration of the Company's operations, the cyclical nature of real estate operations and other conditions generally, fluctuations in labor and material costs and natural risks that exist in certain of the Company's market areas.

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

         The Company values its real estate inventories to be developed or under development in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which the Company adopted in fiscal 1996. The Company has no significant completed real estate assets.

         SFAS No. 121 requires that long-lived assets to be developed or under development, such as real estate inventories, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value. For long-term assets like active adult communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimate of annual home closings over the life of the community, which involves numerous assumptions and judgements as to future events over a period of many years. In connection with its adoption of SFAS No. 121 in fiscal 1996, the Company incurred a non-cash loss from impairment of southern California real estate inventories in the amount of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community (see Note 13).

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

         Earnings (Loss) Per Share
         -------------------------

         The Company adopted SFAS No. 128, Earnings Per Share, during fiscal 1998. The Company's earnings (loss) per share for prior periods have been restated to conform with the provisions of SFAS No. 128.

         Earnings (loss) per share is determined by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Earnings per share - assuming dilution is determined by dividing net earnings by the weighted average number of common and common equivalent shares (which reflect the effect of stock options) outstanding during the year. In calculating loss per share, the effect of stock options is excluded because their inclusion would be anti-dilutive.

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

         Goodwill
         --------

         Goodwill is included in other assets and represents the unamortized excess of the purchase price of two age-qualified communities in central Florida over the fair value of net assets acquired in January 1998 (see Note 5). This goodwill is being amortized on a straight-line basis over a period of 15 years.

         Financial Instruments
         ---------------------

         In the normal course of business, the Company may invest in various financial assets and incurs various financial liabilities. The Company does not trade in derivative financial instruments, although it occasionally enters into agreements involving derivative financial instruments for purposes other than trading. At June 30, 1998 the Company had no significant derivative financial instruments.

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

         The fair values of the Company's publicly held debt are estimated based on the quoted bid prices for these debt instruments on June 30, 1998. The carrying amounts of the Company's remaining debt approximate the estimated fair values because they are at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities. For all other financial instruments, the carrying amounts approximate the fair values because of the short maturity of these instruments and in some cases because they bear interest at market rates. As substantially all of the Company's assets (including real estate inventories, property and equipment and deferred income taxes) are not financial instruments, the disclosures in Note 6 do not reflect the value of the Company as a whole.

         Stock-Based Compensation
         ------------------------

         In accordance with the provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 9).

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

(2)      REAL ESTATE INVENTORIES

         The components of real estate inventories are as follows:

                                                                                     In Thousands
                                                                                      at June 30,
------------------------------------------------------------------------------------------------------
                                                                               1998          1997
------------------------------------------------------------------------------------------------------
Home construction costs                                                     $    182,170   $   182,018
Unamortized improvement and amenity costs                                        603,390       489,142
Unamortized capitalized interest                                                  61,455        46,121
Land held for housing                                                            220,441       174,930
Land and facilities held for future development or sale                           45,841        47,473
------------------------------------------------------------------------------------------------------
                                                                            $  1,113,297   $   939,684
======================================================================================================

         At June 30, 1998, the Company had 436 completed homes and 395 homes under construction that were not subject to a sales contract. These homes represented $44.5 million of home construction costs at June 30, 1998. At June 30, 1997 the Company had 403 completed homes and 516 homes under construction (representing $48.6 million of home construction costs) that were not subject to a sales contract.

         Included in land and facilities held for future development or sale at June 30, 1998 were 481 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities and conventional homebuilding operations.

         During fiscal 1998 the Company acquired the initial portions of land for (i) a planned active adult community in the Chicago area town of Huntley, Illinois, (ii) a planned large-scale master-planned community in the southern Las Vegas valley and (iii) a planned smaller-scale, less-amenitized community in northern California. Accordingly, capitalized pre-acquisition costs previously classified as other assets for these communities are now classified as part of real estate inventories.

         In January 1998 the Company acquired certain assets and assumed certain liabilities at two operating age-qualified communities in central Florida for a total purchase price of approximately $45 million.

(3)      RECEIVABLES

Receivables are summarized as follows:

                                                               In Thousands
                                                                at June 30,
--------------------------------------------------------------------------------
                                                              1998       1997
--------------------------------------------------------------------------------
Escrow funds from home and land sales                     $   12,853  $    8,254
Mortgage loans held for sale                                  15,020       8,629
Notes from sales of land and facilities                        8,090       8,424
Other                                                          5,535       3,585
--------------------------------------------------------------------------------
                                                          $   41,498  $   28,892
================================================================================

(4)      PROPERTY AND EQUIPMENT, NET

Property and equipment, stated at cost, and related accumulated depreciation are summarized as follows:

                                                            In Thousands
                                                             at June 30,
--------------------------------------------------------------------------------
                                                          1998         1997
--------------------------------------------------------------------------------
Buildings and improvements                            $     11,186  $      6,803
Equipment                                                   43,556        40,240
Land and improvements                                        7,965             -
--------------------------------------------------------------------------------
                                                            62,707        47,043
Less accumulated depreciation                               29,374        26,106
--------------------------------------------------------------------------------
                                                      $     33,333  $     20,937
================================================================================


(5)      OTHER ASSETS

Other assets are summarized as follows:

                                                              In Thousands
                                                               at June 30,
--------------------------------------------------------------------------------
                                                           1998         1997
--------------------------------------------------------------------------------
Pre-acquisition costs                                   $    51,655   $   30,876
Cash surrender value of life insurance policies              24,260       20,083
Goodwill                                                      9,694            -
Utility costs and deposits                                    9,118        4,971
Prepaid expenses                                              6,373        5,903
Water right costs                                             3,263            -
Other                                                         3,609        4,075
--------------------------------------------------------------------------------
                                                        $   107,972   $   65,908
================================================================================


Substantially all of pre-acquisition costs at June 30, 1998 consists of costs incurred for the acquisition of an environmentally-sensitive property by the Company for the purpose of exchanging the property with the United States Bureau of Land Management for property in the Las Vegas area to be included in the Company's Anthem Las Vegas Project, substantially all of which would be for Sun City Anthem. Any exchange is subject to regulatory approvals and other conditions. If an exchange is effected, these costs will be reclassified to be part of real estate inventories.

Cash surrender values of life insurance policies relate to policies acquired in connection with certain executive benefit plans.

(6)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

         Notes payable, senior and subordinated debt consists of the following:

                                                                                 In Thousands
                                                                                  at June 30,
-------------------------------------------------------------------------------------------------------
                                                                               1998           1997
-------------------------------------------------------------------------------------------------------
9 3/4% Senior Subordinated Debentures due 2003, net                        $      98,081  $      97,670
9% Senior Subordinated Debentures due 2006, net                                   97,902         97,628
9 3/4% Senior Subordinated Debentures due 2008, net                              145,370        144,889
9 3/8% Senior Subordinated Debentures due 2009, net                              194,977              -

Notes payable to banks under a revolving credit facility
    and short-term lines of credit                                               111,209        185,990

Real estate and other notes, variable interest rates from
    prime to prime plus 1% and fixed rates from 7.0%
    to 10.2%, maturities to 2005                                                  56,399         36,891
-------------------------------------------------------------------------------------------------------
                                                                           $     703,938  $     563,068
=======================================================================================================

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

In May 1998 the Company completed a public offering of $200 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs. These Debentures are due on May 1, 2009 and have a stated interest rate of 9 3/8 percent per year. Interest is payable semi-annually on May 1 and November 1. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs, is 9.6 percent. The Debentures may be redeemed by the Company on or after May 1, 2003, 2004, 2005 and 2006 at 104.688, 103.125, 101.563 and 100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

(6)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT (Continued)

The Company has a $450 million senior unsecured revolving credit facility (increased from $350 million in January 1998 and $400 million in June 1998). If the revolving credit facility is not subsequently amended, it will mature in May 2002. Borrowings under this facility bear interest at the prime rate or, if the Company selects, at the London interbank offered rate plus 1.30 to 1.90 percent (depending on the Company's ratio of debt to tangible worth). The effective interest rate on borrowings outstanding under the senior unsecured revolving credit facility at June 30, 1998 and 1997 was 8.5 percent and 7.9 percent, respectively.

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

At June 30, 1998 the Company had $96.0 million outstanding under its $450 million senior unsecured revolving credit facility and $15.2 million outstanding under its $25 million of short-term lines of credit.

At June 30, 1998, under the most restrictive of the covenants in the Company's debt agreements, $34.6 million of the Company's retained earnings was available for payment of cash dividends or for the acquisition by the Company of its common stock.

The estimated fair values at June 30, 1998 of the Company's 9 3/4% Senior Subordinated Debentures due 2003, 9% Senior Subordinated Debentures due 2006, 9 3/4% Senior Subordinated Debentures due 2008 and 9 3/8% Senior Subordinated Debentures due 2009 were $103.1 million, $99.5 million, $150.9 million and $196.8 million, respectively. The estimated fair values at June 30, 1997 of the Company's 9 3/4% Senior Subordinated Debentures due 2003, 9% Senior Subordinated Debentures due 2006 and 9 3/4% Senior Subordinated Debentures due 2008 were $98.8 million, $102.9 million and $154.5 million, respectively.

The principal payment requirements (in thousands) on debt for the next five years ended June 30 are as follows:


                            1999         $   46,054
                            2000         $    2,934
                            2001         $    2,450
                            2002         $   99,286
                            2003         $  108,407

(7)      INCOME TAXES

The components of income taxes on earnings before the extraordinary item are:


                                                        In Thousands
                                                    Year Ended June 30,
--------------------------------------------------------------------------------
                                              1998         1997        1996
--------------------------------------------------------------------------------
Current:
  Federal                                   $  12,252   $   14,029   $   11,333
  State                                           902        2,208        2,304
--------------------------------------------------------------------------------
                                               13,154       16,237       13,637
--------------------------------------------------------------------------------
Deferred:
  Federal                                       9,730        6,854      (15,084)
  State                                         1,041         (768)      (2,726)
--------------------------------------------------------------------------------
                                               10,771        6,086      (17,810)
--------------------------------------------------------------------------------
                                            $  23,925   $   22,323   $   (4,173)
================================================================================

In the year ended June 30, 1997, the Company also recognized a $0.7 million income tax benefit related to the extraordinary loss from extinguishment of debt.

The components of deferred income taxes are as follows:

                                                                          In Thousands
                                                                       Year Ended June 30,
------------------------------------------------------------------------------------------------------
                                                               1998            1997           1996
------------------------------------------------------------------------------------------------------
Change in net operating loss carryforwards                  $      (441)    $     (451)    $      (201)
Change in loss provisions for discontinued
  operations                                                        968          2,982           1,854
Change in basis differences of real estate                        6,019          2,802         (18,214)
Deferred compensation                                               117         (1,422)         (1,087)
Amortization of short period loss                                     -              -             486
Accelerated depreciation                                          2,357          2,094           4,245
Change in tax credit carryforwards                                 (621)         3,051               -
Change in deferred tax asset valuation allowance                      -           (473)              -
Other                                                             2,372         (2,497)         (4,893)
------------------------------------------------------------------------------------------------------
                                                            $    10,771     $    6,086     $   (17,810)
======================================================================================================

The deferred income tax benefit for fiscal 1996, and the related deferred tax asset at June 30, 1996, resulted from the non-cash loss from impairment of southern California real estate inventories recognized by the Company in fiscal 1996 (see Note 13).

The 1997 reduction in the deferred tax asset valuation allowance resulted from additional years of operating earnings generated by the Company, which increased the portion of the gross deferred tax asset that the Company believed would more likely than not be realized.

Deferred tax assets and liabilities have been recognized in the consolidated balance sheets due to temporary differences and carryforwards as follows:

                                                                    In Thousands
                                                                     at June 30,
------------------------------------------------------------------------------------
                                                               1998            1997
------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                        $    1,093      $     652
   Tax credit carryforwards                                       621              -
   Liabilities of discontinued operations,
     principally due to loss provisions                         3,629          4,597
   Property and equipment, principally due
     to differences in depreciation                             2,773          5,130
   State income taxes                                           1,709          2,586
   Deferred compensation                                        6,679          6,796
   Accruals                                                    10,225         11,630
   Other                                                        2,110          1,141
------------------------------------------------------------------------------------
                                                               28,839         32,532
   Valuation allowance                                          3,389          3,389
------------------------------------------------------------------------------------
                                                               25,450         29,143
------------------------------------------------------------------------------------
Deferred tax liabilities:
   Real estate, principally due to basis differences           27,106         21,087
   Other                                                        2,589          1,530
------------------------------------------------------------------------------------
                                                               29,695         22,617
------------------------------------------------------------------------------------
              Net deferred income taxes                    $   (4,245)     $   6,526
====================================================================================

Income taxes differ from the amounts computed using the federal statutory income tax rate as a result of the following:

                                                                           In Thousands
                                                                        Year Ended June 30,
------------------------------------------------------------------------------------------------------
                                                               1998           1997           1996
------------------------------------------------------------------------------------------------------
Expected taxes at current federal statutory
    income tax rate                                         $    23,260    $    21,703    $    (4,173)
State income taxes, net of federal benefit                        2,438          2,856           (274)
Federal and state tax credits                                    (1,798)        (2,210)        (2,580)
Adjustments due to the settlement of audits and
   resolution of issues                                            (351)           252          2,407
Change in deferred tax asset valuation allowance                      -           (473)             -
Other                                                               376            195            447
------------------------------------------------------------------------------------------------------
              Income taxes                                  $    23,925    $    22,323    $    (4,173)
======================================================================================================

At June 30, 1998 the Company had a state net operating loss carryforward of $21.9 million that expires in fiscal 2018.

(8)      EQUITY TRANSACTION

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

Effective in fiscal 1997 the Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company will continue to measure stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

SFAS No. 123 requires disclosure of pro forma net earnings and pro forma net earnings per share as if the fair value based method had been applied in measuring compensation expense for awards granted in fiscal 1998, 1997 and 1996. Management believes that the fiscal 1998, 1997 and 1996 pro forma amounts may not be representative of the effects of stock-based awards on future pro forma net earnings and pro forma net earnings per share because, among other reasons, those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

Reported  and pro forma net  earnings  (loss),  in  thousands,  and net earnings
(loss) per share amounts for the years ended June 30, 1998, 1997 and 1996 are set forth below:

                                                                  1998           1997          1996
-------------------------------------------------------------------------------------------------------
Reported:
   Net earnings (loss)                                         $   42,533     $   38,401    $   (7,751)
   Net earnings (loss) per share                                     2.39           2.18         (0.44)
   Net earnings (loss) per share - assuming dilution                 2.30           2.15         (0.44)

Pro forma:
   Net earnings (loss)                                             41,588         37,777        (8,056)
   Net earnings (loss) per share                                     2.33           2.15         (0.46)
   Net earnings (loss) per share - assuming dilution                 2.25           2.11         (0.46)
-------------------------------------------------------------------------------------------------------

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                           1998             1997              1996
------------------------------------------------------------------------------------------------------
Risk free interest rate                                    5.65%             6.26%            5.84%
Expected life (in years)                                    7.5               7.4              7.4
Expected volatility                                         29%               27%              32%
Expected dividend yield                                    1.08%             1.17%            1.16%
------------------------------------------------------------------------------------------------------

Stock option activity for the years ended June 30, 1998, 1997 and 1996 is summarized as follows:

                                      1998                      1997                      1996
                           ----------------------------------------------------------------------------
                                            Weighted                 Weighted                  Weighted
                                            Average                  Average                    Average
                                            Exercise                 Exercise                  Exercise
                               Options       Price     Options        Price      Options         Price
-------------------------------------------------------------------------------------------------------
Options outstanding,
   beginning of year          1,981,613     $  15.12   1,801,288    $   14.82   1,438,470    $    13.19
     Granted                    372,750        20.97     339,665        16.39     388,201         20.83
     Exercised                 (460,506)       13.30     (94,017)       11.93     (12,883)        11.52
     Canceled                   (86,225)       19.06     (65,323)       17.89     (12,500)        17.68
-------------------------------------------------------------------------------------------------------
Options outstanding,
    end of year               1,807,632     $  16.61   1,981,613    $   15.12   1,801,288    $    14.82
=======================================================================================================

Options exercisable
   at end of year             1,050,291     $  14.47   1,287,530    $   13.49   1,145,236    $    12.70
=======================================================================================================

Weighted average fair
   value of options granted
   during the year                $8.32                $    6.46                $    8.73
=======================================================================================================

Stock options outstanding at June 30, 1998 were as follows:

                                  Options Outstanding                         Options Exercisable
------------------------------------------------------------------------------------------------------
      Range of                      Weighted Average       Weighted                       Weighted
   Exercise Price     Options    Remaining Contractual      Average       Options          Average
                                          Life          Exercise Price                 Exercise Price
------------------------------------------------------------------------------------------------------
  $ 8.00 - $ 9.89        144,319       2.6 years         $     8.65          144,319     $     8.65
  $10.13 - $14.75        431,636       3.5                    13.04          431,636          13.04
  $15.71 - $17.69        580,337       6.9                    16.38          351,025          16.38
  $20.56 - $25.09        651,340       8.4                    20.93          123,311          20.85
                    -------------                                       ------------
                       1,807,632       6.3 years         $    16.61        1,050,291     $    14.47
======================================================================================================

Shares granted, net of cancellations, under the Company's restricted stock plans during the years ended June 30, 1998, 1997 and 1996 aggregated 128,070 shares, 109,200 shares and 163,380 shares, respectively. The Company recognized compensation expense of $1.8 million, $1.7 million and $1.8 million related to shares granted under the restricted stock plans for the years ended June 30, 1998, 1997 and 1996, respectively.

(10)     DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution retirement savings plan that covers substantially all employees of the Company after completion of six months of service. Company contributions to this plan, which can include amounts based on a percentage of employee contributions as well as discretionary contributions, were $1.7 million, $2.6 million and $2.0 million for the years ended June 30, 1998, 1997 and 1996, respectively.

(11)     REVENUES AND COSTS AND EXPENSES

The components of revenues and costs and expenses:

                                                                           In Thousands
                                                                      Year Ended June 30,
-------------------------------------------------------------------------------------------------------
                                                              1998            1997            1996
-------------------------------------------------------------------------------------------------------
Revenues:
   Homebuilding:
        Communities                                      $      879,825  $      906,523  $      794,671
        Conventional                                            238,559         237,566         217,158
-------------------------------------------------------------------------------------------------------
            Total  homebuilding                               1,118,384       1,144,089       1,011,829
   Land and facility sales                                       48,522          31,289          29,525
   Other                                                         10,861          10,884           9,379
-------------------------------------------------------------------------------------------------------
                                                         $    1,177,767  $    1,186,262  $    1,050,733
=======================================================================================================

Costs and expenses:
   Home construction and land:
        Communities                                      $      661,534  $      682,873  $      597,014
        Conventional                                            200,159         202,054         184,532
-------------------------------------------------------------------------------------------------------
             Total homebuilding                                 861,693         884,927         781,546
   Cost of land and facility sales                               33,479          26,051          23,227
   Other cost of sales                                            3,582           2,894           3,215
-------------------------------------------------------------------------------------------------------
            Total home construction, land and other             898,754         913,872         807,988
   Selling, general and administrative                          166,343         160,924         147,315
   Interest                                                      46,212          49,457          42,354
   Loss from impairment of southern California real
      estate inventories                                              -               -          65,000
-------------------------------------------------------------------------------------------------------
                                                         $    1,111,309  $    1,124,253  $    1,062,657
=======================================================================================================

(12)     INTEREST

The following table shows the components of interest:

                                                                          In Thousands
                                                                       Year Ended June 30,
------------------------------------------------------------------------------------------------------
                                                               1998           1997           1996
------------------------------------------------------------------------------------------------------
Interest incurred and capitalized                           $     61,546   $     51,917   $     52,022
======================================================================================================
Amortization of capitalized interest in costs and
   expenses                                                 $     46,212   $     49,457   $     42,354
======================================================================================================
Unamortized capitalized interest included in real
   estate inventories at year end                           $     61,455   $     46,121   $     43,661
======================================================================================================
Interest income                                             $      1,072   $      1,510   $      1,017
======================================================================================================

Unamortized capitalized interest included in real estate inventories at June 30, 1996 was reduced by $21.8 million, the portion of the non-cash loss from impairment of southern California real estate inventories allocated to unamortized capitalized interest (see Note 13). Interest income is included in other revenues.
                                       46

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

The Company has issued surety bonds and standby letters of credit aggregating $175.0 million at June 30, 1998.

The Company leases from third parties, under operating leases, office space, models, apartment units which it rents to prospective customers at its large-scale active adult communities, automobiles and certain other equipment. The leases are generally renewable at the Company's option for additional periods. Total rent expense incurred by the Company was $10.5 million, $7.5 million and $6.9 million for the years ended June 30, 1998, 1997 and 1996, respectively.

Minimum lease payments (in thousands) to be made by the Company under non-cancelable lease agreements are as follows:


                      1999                $      6,999
                      2000                       4,696
                      2001                       3,062
                      2002                       2,260
                      2003                       2,085
                      Later years                5,854
                                          ------------
                                          $     24,956
                                          ============
                                       47

(15)     QUARTERLY FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the years ended June 30, 1998 and 1997 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                                    In Thousands Except Per Share Data
                                                             Three Months Ended
-------------------------------------------------------------------------------------------------------
                                      June 30,        March 31,       December 31,       September 30,
                                        1998            1998              1997               1997
-------------------------------------------------------------------------------------------------------
Revenues                            $    396,075    $    254,714      $      278,935     $      248,043
Net earnings                              17,622           7,520              11,266              6,125
Net earnings per share                       .97             .42                 .64                .35
Net earnings per share -
 assuming dilution                           .94             .40                 .62                .34
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                       June 30,        March 31,       December 31,       September 30,
                                         1997            1997              1996               1996
-------------------------------------------------------------------------------------------------------
Revenues                            $    347,968    $    280,317      $      293,682     $      264,295
Earnings before extraordinary
  item                                    13,319           9,576              10,799              5,992
Net earnings                              13,319           8,291              10,799              5,992
Earnings per share before
  extraordinary item                         .76             .54                 .61                .34
Earnings per share before
 extraordinary item - assuming
 dilution                                    .75             .54                 .60                .33
Net earnings per share                       .76             .47                 .61                .34
Net earnings per share -
  assuming dilution                          .75             .46                 .60                .33
-------------------------------------------------------------------------------------------------------

                                       48

                      DEL WEBB CORPORATION AND SUBSIDIARIES          SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS            -----------
                    Years ended June 30, 1998, 1997 and 1996

                                                                            In Thousands
---------------------------------------------------------------------------------------------------------------------
                                                                    Additions   Additions
                                                    Balance at     Charged to   Charged to
                                                   Beginning of    Costs and       Other                   Balance at
                                                       Year         Expenses     Accounts    Deductions   End of Year
---------------------------------------------------------------------------------------------------------------------
1998
----
Reserve for residential land development project  $      7,491    $       -     $    407     $      -       $   7,898
Reserves for disposal costs of discontinued
   operations                                           10,382            -            -          679           9,703
---------------------------------------------------------------------------------------------------------------------
                                                  $     17,873    $       -     $    407     $    679       $  17,601
=====================================================================================================================

1997
----
Reserve for residential land development project  $      7,126    $     365     $      -     $      -       $   7,491
Reserves for disposal costs of discontinued
   operations                                           12,209            -            -        1,827          10,382
---------------------------------------------------------------------------------------------------------------------
                                                  $     19,335    $     365     $      -     $  1,827       $  17,873
=====================================================================================================================

1996
----
Reserve for residential land development project  $      8,264    $       -     $      -     $  1,138       $   7,126
Reserves for disposal costs of discontinued
   operations                                           27,855            -            -       15,646          12,209
---------------------------------------------------------------------------------------------------------------------
                                                  $     36,119    $       -     $      -     $ 16,784       $  19,335
=====================================================================================================================

                              DEL WEBB CORPORATION
                           Report on Form 10-K For The
                            Year Ended June 30, 1998


                               10-K EXHIBIT INDEX
                               ------------------
                        NON-FINANCIAL STATEMENT EXHIBITS
                        --------------------------------


Exhibits Filed

Exhibit No.
-----------

    10.1 Form of Change of Control Agreement between Registrant and certain of its officers.

    10.2 Second Amended and Restated Revolving Loan Agreement by and among Del Webb Corporation and Bank of America National Trust and Savings Association as Agent, and Bank One Arizona, NA, as Co-Agent, dated June 5, 1998.

    10.3 Current list of participants to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2.

    10.4 Del Webb Corporation Management Incentive Plan Fiscal 1999 (July 1, 1998 - June 30, 1999).

    10.5 1998/99 Executive Management Incentive Plan Award Agreement between the Registrant and Philip J. Dion dated July 23, 1998.

    10.6 1998/99 Executive Management Incentive Plan Award Agreement between the Registrant and LeRoy C. Hanneman, Jr. dated July 23, 1998.

    21.0          Subsidiaries of the Registrant.

    23.0          Consent of KPMG Peat Marwick LLP.

    27            Financial Data Schedule.

    27.1          Restated June 30, 1997 Financial Data Schedule.


      In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits* pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the fillings set forth below:

Exhibit No.
-----------

     3.0 Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 99.0 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1994.

     3.1 The Bylaws of the Registrant effective November 1, 1994, as amended on February 13, 1996, incorporated by reference to
                  Exhibit 3.1 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

     4.1 Indenture dated as of May 11, 1998 between Registrant and State Street Bank and Trust Company, as Trustee, defining the rights of holders of the 9 3/8% Senior Subordinated Debentures due 2009, incorporated by reference to Exhibit 1.1 to Registrant's Report on Form 8-K dated May 11,
                  1998.

     4.2 Indenture dated as of March 8, 1993 between Registrant and Fidelity Trust Company, New York, as Trustee, defining the rights of the holders of the 9 3/4% Senior Subordinated Debentures due 2003, incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 8,
                  1993.

     4.3 Indenture dated as of February 11, 1994, between Registrant and The Bank of New York, as Trustee, defining the rights of the holders of the 9% Senior Subordinated Debentures due 2006, incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated February 11, 1994.

     4.4 Indenture dated as of January 21, 1997, between Registrant, State Street Bank and Trust Company, as Trustee, defining the rights of the holders of the 9 3/4% Senior Subordinated Debentures due 2008, incorporated by reference to Exhibit 1.1 to Registrant's Report on Form 8-K dated January 21, 1997.

    10.7          Office Lease Agreement  between Western Plaza Investors,  L.P.
                  and Registrant dated April 20, 1994, incorporated by reference to Exhibit 10.6 to Registrant's Report on Form 10-K for the year ended June 30, 1994; as amended by the First Amendment to Lease dated February 29, 1996, incorporated by reference to
                  Exhibit 10.6 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.8 Del Webb Corporation Deferred Compensation Plan effective June 1, 1993, incorporated by reference to Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

    10.9 1981 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.18 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

    10.10 1986 Stock Option and SAR Plan of the Del Webb Corporation, as amended, incorporated by reference to Exhibit 10.19 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

    10.11 Del Webb Corporation Executive Long-Term Incentive Plan adopted November 20, 1991, as amended, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.12 Del Webb Corporation 1993 Executive Long Term Incentive Plan dated March 17, 1994, as amended, incorporated by reference to
                  Exhibit 10.11 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.13 Del Webb Corporation 1995 Executive Long-Term Incentive Plan adopted July 13, 1995, as amended, incorporated by reference to Exhibit 10.25 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.14 Del Webb Corporation Director Stock Plan dated November 20, 1991, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

    10.15 Del Webb Corporation 1995 Director Stock Plan adopted July 13, 1995, incorporated by reference to Exhibit 10.26 to Registrant's Report on Form 10-K for the year ended June 20, 1995.

    10.16 Del E. Webb Corporation Umbrella Trust dated June 11, 1987, as amended, incorporated by reference to Exhibit 10.23 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.17 Del Webb Corporation 1995 Executive Management Incentive Plan adopted July 13, 1995, incorporated by reference to Exhibit
                  10.27 to Registrant's Report on Form 10-K for the year ended June 30, 1995.

    10.18 Key Executive Life Insurance Plan dated May 15, 1991, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1991; as amended on November 18, 1994, incorporated by reference to
                  Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.19 Key Executive Life Insurance Plan II dated April 1, 1992, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1992; as amended on November 8, 1994, incorporated by reference to
                  Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.20         Key   Executive   Life  Plan  Plus  dated   August  23,  1995,
                  incorporated by reference to Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.21         Key   Executive   Life  Plan  1995  dated   October  5,  1995,
                  incorporated by reference to Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.22 Senior Officer Medical and Dental Reimbursement Plan, as amended and restated November 16, 1992, incorporated by reference to Exhibit 10.17 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

    10.23         Group  Term   Carve-Out   Plan  dated   November   18,   1994,
                  incorporated by reference to Exhibit 10.34 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.24 Del Webb Corporation Supplemental Executive Retirement Plan No. 1, as amended and restated April 20, 1993, incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 1 effective July 1, 1995, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1995.

    10.25 Supplemental Executive Retirement Plan No. 1 Participation Agreement between the Registrant and Philip J. Dion, amended and restated effective

                  July 25, 1996, incorporated by reference to Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.26 Supplemental Executive Retirement Plan No. 1 Participation Agreement as of April 11, 1997 between the Registrant and John
                  H. Gleason, incorporated by reference to Exhibit 10.40 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.27 Supplemental Executive Retirement Plan No. 1 Participation Agreement as of April 11, 1997 between the Registrant and LeRoy C. Hanneman., incorporated by reference to Exhibit 10.41 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.28 Supplemental Executive Retirement Plan No. 1 Participation Agreement as of April 11, 1997 between the Registrant and Anne
                  L. Mariucci, incorporated by reference to Exhibit 10.42 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.29 Employment and Consulting Agreement dated July 10, 1996, between the Registrant and Philip J. Dion, incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

    10.30 Employment Agreement dated April 11, 1997 between the Registrant and John H. Gleason, incorporated by reference to
                  Exhibit 10.36 to Registrant's Report on Form 10-K for the year ended June 10, 1997.

    10.31 Employment Agreement dated April 11, 1997 between the Registrant and LeRoy C. Hanneman, incorporated by reference to
                  Exhibit 10.37 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.32 Employment Agreement dated April 11, 1997 between the Registrant and Anne L. Mariucci, incorporated by reference to
                  Exhibit 10.38 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.33         Form  of  Directors  and  Officers  Indemnification  Agreement
                  between Registrant and its directors and officers, incorporated by reference to Exhibit 10.24 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

    10.34 Asset Acquisition Agreement, dated December 22, 1997 by and among Del Webb Communities, Inc. and Spruce Creek Golf and Country Club, Inc., Spruce Creek Golf and Country Club Homeowners' Association, Inc. and Spruce Creek Preserve
                  Homeowners'  Association,  Inc.  incorporated  by reference to
                  Exhibit 99.1 to Registrant's Report on Form 10-Q dated May 14, 1998.

    10.35 Agreement of Purchase and Sale between Del Webb Conservation Holding Corp. and American Land Conservancy for acquisition of Dreyfus property located on the eastern shore of Lake Tahoe in Washoe County, Nevada, incorporated by reference to Exhibit
                  10.1 to  Registrant's  Report on Form 10-Q dated  February  9,
                  1998.

    10.36 Del Webb Corporation Supplemental Executive Retirement Plan No. 2, as amended and restated April 20, 1993, incorporated by reference to Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 effective July 1, 1995, incorporated by reference to Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1995.

* Reports filed under File No. 1-4785 were filed in the office of the Security and Exchange Commission located in Washington, D.C.
                                       5