Form 10-Q
period 1998-09-30
DEL WEBB CORP
filed 1998-11-10
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended SEPTEMBER 30, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

As of October 31, 1998 Registrant had outstanding 18,074,228 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
     Item 1. Financial Statements:

             Consolidated Balance Sheets as of September 30, 1998,
               June 30, 1998 and September 30, 1997........................  1

             Consolidated Statements of Earnings for the three
               months ended September 30, 1998 and 1997....................  2

             Consolidated Statements of Cash Flows for the three
               months ended September 30, 1998 and 1997....................  3

             Notes to Consolidated Financial Statements....................  5

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 10


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................. 19

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                           SEPTEMBER 30,  JUNE 30,   SEPTEMBER 30,
                                               1998         1998         1997
                                            (UNAUDITED)              (UNAUDITED)
---------------------------------------------------------------------------------
                      ASSETS
---------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)  $1,230,381  $1,113,297   $  965,887
Cash and short-term investments                  5,665      14,362        4,921
Receivables                                     34,104      41,498       22,294
Property and equipment, net                     44,957      33,333       19,330
Deferred income taxes (Note 4)                      --          --        4,378
Other assets                                   109,845     107,972       49,861
--------------------------------------------------------------------------------
                                            $1,424,952  $1,310,462   $1,066,671
================================================================================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, senior and subordinated
  debt (Note 3)                             $  784,874  $  703,938   $  548,716
Contractor and trade accounts payable           87,744      78,114       64,114
Accrued liabilities and other payables          86,771      98,066       66,997
Home sale deposits                             101,606      80,332       76,416
Deferred income taxes (Note 4)                   7,597       4,245           --
Income taxes payable (Note 4)                    2,580          --        4,189
--------------------------------------------------------------------------------
      Total liabilities                      1,071,172     964,695      760,432
--------------------------------------------------------------------------------

Shareholders' equity:

 Common stock, $.001 par value. Authorized
    30,000,000 shares; issued 18,109,182
    shares at September 30, 1998, 18,107,606
    shares at June 30, 1998 and 17,679,783
    shares at September 30, 1997                    18          18           18
 Additional paid-in capital                    166,331     166,328      159,814
 Retained earnings                             192,400     184,890      151,168
--------------------------------------------------------------------------------
                                               358,749     351,236      311,000
 Less cost of common stock in treasury,
    49,950 shares at September 30, 1997             --          --         (762)
 Less deferred compensation                     (4,969)     (5,469)      (3,999)
--------------------------------------------------------------------------------
     Total shareholders' equity                353,780     345,767      306,239
--------------------------------------------------------------------------------
                                            $1,424,952  $1,310,462   $1,066,671
================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                             1998         1997
--------------------------------------------------------------------------------
Revenues (Note 5)                                          $268,647     $248,043
--------------------------------------------------------------------------------

Costs and expenses (Note 5):
  Home construction, land and other                         203,853      190,944
  Selling, general and administrative                        41,152       36,461
  Interest (Note 6)                                          10,495       11,067
--------------------------------------------------------------------------------
                                                            255,500      238,472
--------------------------------------------------------------------------------

    Earnings before income taxes                             13,147        9,571

Income taxes (Note 4)                                         4,733        3,446
--------------------------------------------------------------------------------

    Net earnings                                           $  8,414     $  6,125
================================================================================

Weighted average shares outstanding                          18,107       17,588
================================================================================
Weighted average shares outstanding - assuming dilution      18,668       17,938
================================================================================

Net earnings per share                                     $    .46     $    .35
================================================================================
Net earnings per share - assuming dilution                 $    .45     $    .34
================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                            1998         1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to
     operating community home sales                      $ 283,427    $ 241,122
  Cash received from commercial land and
     facility sales at operating communities                 5,301       15,174
  Cash paid for costs related to home construction
     at operating communities                             (181,518)    (160,216)
--------------------------------------------------------------------------------
    Net cash provided by operating community
       sales activities                                    107,210       96,080
  Cash paid for land acquisitions at
     operating communities                                 (10,143)      (7,911)
  Cash paid for lot development at
     operating communities                                 (33,380)     (34,965)
  Cash paid for amenity development at
     operating communities                                 (14,143)      (9,343)
--------------------------------------------------------------------------------
    Net cash provided by operating communities              49,544       43,861

  Cash paid for costs related to communities in
     the pre-operating stage                              (100,706)     (13,718)
  Cash received from mortgage operations                     7,729        2,691
  Cash received from residential land
     development project                                       631          918
  Cash paid for corporate activities                       (10,507)     (15,367)
  Interest paid                                            (19,559)     (20,205)
  Cash received (paid) for income taxes                      1,603         (558)
--------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                 (71,265)      (2,378)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (13,324)        (206)
  Investments in life insurance policies                      (843)      (2,036)
--------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                 (14,167)      (2,242)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                               139,435       63,149
  Repayments of debt                                       (61,795)     (78,150)
  Stock purchases                                               --           (3)
  Proceeds from exercise of common stock options                --          709
  Dividends paid                                              (905)        (879)
--------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES    76,735      (15,174)
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS             (8,697)     (19,794)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD      14,362       24,715
--------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD         $   5,665    $   4,921
================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                              1998        1997
--------------------------------------------------------------------------------
Reconciliation of net earnings to net cash
 used for operating activities:
  Net earnings                                             $  8,414    $  6,125
  Allocation of non-cash common costs in costs
     and expenses, excluding interest                        62,470      53,274
  Amortization of capitalized interest in costs
     and expenses                                            10,495      11,067
  Deferred compensation amortization                            484         420
  Depreciation and other amortization                         1,701       1,566
  Deferred income taxes                                       3,352       2,147
  Net (increase) decrease in home construction costs         (8,163)     11,074
  Land acquisitions                                         (11,852)    (11,295)
  Lot development                                           (88,167)    (40,349)
  Amenity development                                       (58,139)    (14,310)
  Pre-acquisition costs                                          --      (2,412)
  Net change in other assets and liabilities                  8,140     (19,685)
--------------------------------------------------------------------------------
     Net cash used for operating activities                $(71,265)   $ (2,378)
================================================================================

See accompanying notes to consolidated financial statements.

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

      The Company operates in Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas. Its operations encompass communities that are age-qualified (for people age 55 and over) and those that are not. The Company's age-qualified, active adult communities (primarily its Sun City communities) are generally large-scale, master-planned communities with extensive amenities. The Company's non-age-qualified communities include its country club communities and its conventional subdivision communities. The country club communities are large-scale, master-planned communities with golf courses and other amenities. The conventional subdivision communities are smaller-scale subdivisions built in metropolitan or market areas in which the Company is developing age-qualified communities.

      The consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed with the Securities and Exchange Commission.

      In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings. Communities in the pre-operating stage are those not yet generating revenues from home closings.

      The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) REAL ESTATE INVENTORIES

      The components of real estate inventories are:

                                                         In Thousands
      --------------------------------------------------------------------------
                                             September      June 30,  September
                                                30,          1998        30,
                                               1998                     1997
                                            (Unaudited)              (Unaudited)
      --------------------------------------------------------------------------
      Home construction costs               $  190,333    $  182,170    $170,944
      Unamortized improvement and amenity
       costs                                   704,170       603,390     503,730
      Unamortized capitalized interest          67,098        61,455      48,068
      Land held for housing                    230,453       220,441     199,750
      Land and facilities held for future
       development or sale                      38,327        45,841      43,395
      --------------------------------------------------------------------------
                                            $1,230,381    $1,113,297    $965,887
      ==========================================================================

      At September 30, 1998 the Company had 297 completed homes and 647 homes under construction that were not subject to a sales contract. These homes represented $34.7 million of home construction costs at September 30, 1998. At September 30, 1997 the Company had 437 completed homes and 382 homes under construction (representing $42.2 million of home construction costs) that were not subject to a sales contract.

      Included in land and facilities held for future development or sale at September 30, 1998 were 272 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities.

(3) NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

      Notes payable, senior and subordinated debt consists of:

                                                         In Thousands
      -----------------------------------------------------------------------------
                                              September 30,  June 30,  September 30,
                                                  1998         1998       1997
                                              (Unaudited)              (Unaudited)
      -----------------------------------------------------------------------------
      9 3/4% Senior Subordinated Debentures
        due 2003, net, unsecured               $ 98,184     $ 98,081     $ 97,773
      9% Senior Subordinated Debentures due
        2006, net, unsecured                     97,970       97,902       97,697
      9 3/4% Senior Subordinated Debentures
        due 2008, net, unsecured                145,491      145,370      145,007
      9 3/8% Senior Subordinated Debentures
        due 2009, net, unsecured                195,063      194,977           --
      Notes payable to banks under a revolving
        credit facility and short-term lines
        of credit, unsecured                    197,830      111,209      186,000
      Real estate and other notes, primarily
        secured                                  50,336       56,399       22,239
      -----------------------------------------------------------------------------
                                               $784,874     $703,938     $548,716
      =============================================================================

      At September 30, 1998 the Company had $192.0 million outstanding under its
      $450  million  senior   unsecured   revolving  credit  facility  and  $5.8
      outstanding under its $25 million of short-term lines of credit.

      At September 30, 1998, under the most restrictive of the covenants in the Company's debt agreements, $36.5 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) INCOME TAXES

      COMPONENTS OF INCOME TAXES

      The components of income taxes are:

                                                In Thousands
                                                 (Unaudited)
      -----------------------------------------------------------
                                               Three Months Ended
                                                  September 30,
      -----------------------------------------------------------
                                              1998         1997
      -----------------------------------------------------------
      Current:
        Federal                            $  1,245      $  1,226
        State                                   136            73
      -----------------------------------------------------------
                                              1,381         1,299
      -----------------------------------------------------------
      Deferred:
        Federal                               3,191         1,815
        State                                   161           332
      -----------------------------------------------------------
                                              3,352         2,147
      -----------------------------------------------------------
                                           $  4,733      $  3,446
      ===========================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) REVENUES AND COSTS AND EXPENSES

      The components of revenues and costs and expenses are:

                                                              In Thousands
                                                               (Unaudited)
      --------------------------------------------------------------------------
                                                            Three Months Ended
                                                              September 30,
      --------------------------------------------------------------------------
                                                           1998           1997
      --------------------------------------------------------------------------
      Revenues:
       Homebuilding:
          Active adult communities                      $207,486       $156,144
          Country club communities                            --         22,658
          Conventional subdivision communities            52,355         51,526
      --------------------------------------------------------------------------
           Total homebuilding                            259,841        230,328
       Land and facility sales                             5,931         15,518
       Other                                               2,875          2,197
      --------------------------------------------------------------------------
                                                        $268,647       $248,043
      ==========================================================================

      Costs and expenses:
       Home construction and land:
          Active adult communities                      $154,650       $118,472
          Country club communities                            --         16,711
          Conventional subdivision communities            42,693         44,035
      --------------------------------------------------------------------------
            Total homebuilding                           197,343        179,218
       Cost of land and facility sales                     4,847         10,953
       Other cost of sales                                 1,663          773
      --------------------------------------------------------------------------
            Total home construction, land and other      203,853        190,944
       Selling, general and administrative                41,152         36,461
       Interest                                           10,495         11,067
      --------------------------------------------------------------------------
                                                        $255,500       $238,472
      ==========================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  INTEREST

         The following table shows the components of interest:

                                                          In Thousands
                                                           (Unaudited)
      ----------------------------------------------------------------------
                                                        Three Months Ended
                                                           September 30,
      ----------------------------------------------------------------------
                                                        1998           1997
      ----------------------------------------------------------------------
      Interest incurred and capitalized               $16,138        $13,014
      ======================================================================
      Amortization of capitalized interest
         in costs and expenses                        $10,495        $11,067
      ======================================================================
      Unamortized capitalized interest included
         in real estate inventories at period end     $67,098        $48,068
      ======================================================================
      Interest income                                 $   291        $   253
      ======================================================================

         Interest income is included in other revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING  DATA

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,          CHANGE
--------------------------------------------------------------------------------
                                           1998      1997     AMOUNT     PERCENT
-------------------------------------------------------------------------------
OPERATING  DATA :
Number of net new orders:
 Active adult communities:
   Sun Cities Phoenix                       272       262        10        3.8%
   Sun Cities Las Vegas                     301       278        23        8.3%
   Sun City Palm Desert                     134        62        72      116.1%
   Sun City Roseville                       200       176        24       13.6%
   Sun City Hilton Head                     100        95         5        5.3%
   Sun City Georgetown                       51        85       (34)     (40.0%)
   Sun City at Huntley                      208       N/A       208        N/A
   Florida communities                       84       N/A        84        N/A
   Other communities                         52       N/A        52        N/A
--------------------------------------------------------------------------------
     Total active adult communities       1,402       958       444       46.3%
--------------------------------------------------------------------------------
 Country club communities:
   Arizona                                  N/A       N/A       N/A        N/A
   Nevada                                    66       N/A        66        N/A
--------------------------------------------------------------------------------
     Total country club communities          66       N/A        66        N/A
--------------------------------------------------------------------------------
 Conventional subdivision communities:
   Arizona                                  230       274       (44)     (16.1%)
   Nevada                                    92        42        50      119.0%
   California                               N/A       N/A       N/A        N/A
--------------------------------------------------------------------------------
     Total conventional subdivision
       communities                          322       316         6        1.9%
--------------------------------------------------------------------------------
           Total                          1,790     1,274       516       40.5%
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING  DATA (CONTINUED)

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,            CHANGE
--------------------------------------------------------------------------------
                                          1998      1997      AMOUNT    PERCENT
--------------------------------------------------------------------------------
Number of home closings:
  Active adult communities:
    Sun Cities Phoenix                     274       259        15         5.8%
    Sun Cities Las Vegas                   236       242        (6)       (2.5%)
    Sun City Palm Desert                   122        41        81       197.6%
    Sun City Roseville                     169       118        51        43.2%
    Sun City Hilton Head                    73        84       (11)      (13.1%)
    Sun City Georgetown                     79       111       (32)      (28.8%)
    Sun City at Huntley                    N/A       N/A       N/A         N/A
    Florida communities                    106       N/A       106         N/A
    Other communities                       45       N/A        45         N/A
--------------------------------------------------------------------------------
      Total active adult communities     1,104       855       249        29.1%
--------------------------------------------------------------------------------
  Country club communities:
    Arizona                                N/A        82       (82)     (100.0%)
    Nevada                                 N/A       N/A       N/A         N/A
--------------------------------------------------------------------------------
       Total country club communities      N/A        82       (82)     (100.0%)
--------------------------------------------------------------------------------
  Conventional subdivision communities:
    Arizona                                222       206        16         7.8%
    Nevada                                  42        73       (31)      (42.5%)
    California                             N/A        20       (20)     (100.0%)
--------------------------------------------------------------------------------
         Total conventional subdivision
           communities                     264       299       (35)      (11.7%)
--------------------------------------------------------------------------------
           Total                         1,368     1,236       132        10.7%
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                         THREE MONTHS ENDED
                                             SEPTEMBER 30,         CHANGE
--------------------------------------------------------------------------------
                                           1998      1997     AMOUNT     PERCENT
--------------------------------------------------------------------------------
BACKLOG  DATA :
Homes under contract at September 30:
 Active adult communities:
   Sun Cities Phoenix                       667       695       (28)      (4.0%)
   Sun Cities Las Vegas                     613       569        44        7.7%
   Sun City Palm Desert                     277       147       130       88.4%
   Sun City Roseville                       413       338        75       22.2%
   Sun City Hilton Head                     196       170        26       15.3%
   Sun City Georgetown                      163       176       (13)      (7.4%)
   Sun City at Huntley                      208       N/A       208        N/A
   Florida communities                      253       N/A       253        N/A
   Other communities                        109       N/A       109        N/A
--------------------------------------------------------------------------------
      Total active adult communities      2,899     2,095       804       38.4%
--------------------------------------------------------------------------------
 Country club communities:
   Arizona                                  N/A        38       (38)    (100.0%)
   Nevada                                    66       N/A        66        N/A
--------------------------------------------------------------------------------
      Total country club communities         66        38        28       73.7%
--------------------------------------------------------------------------------
 Conventional subdivision communities:
   Arizona                                  493       435        58       13.3%
   Nevada                                   134        60        74      123.3%
   California                               N/A       N/A       N/A        N/A
--------------------------------------------------------------------------------
      Total conventional subdivision
       communities                          627       495       132       26.7%
--------------------------------------------------------------------------------
         Total                            3,592     2,628       964       36.7%
================================================================================
Aggregate contract sales amount
  (dollars in millions)                  $  762    $  527    $  235       44.6%
================================================================================
Average contract sales amount per home
  (dollars in thousands)                 $  212    $  201    $   11        5.5%
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,           CHANGE
------------------------------------------------------------------------------------------
                                                    1998      1997       AMOUNT    PERCENT
------------------------------------------------------------------------------------------
AVERAGE  REVENUE  PER  HOME CLOSING :
 Active adult communities:
   Sun Cities Phoenix                            $166,500   $153,500   $ 13,000     8.5%
   Sun Cities Las Vegas                           192,900    189,500      3,400     1.8%
   Sun City Palm Desert                           232,000    230,800      1,200     0.5%
   Sun City Roseville                             226,500    210,700     15,800     7.5%
   Sun City Hilton Head                           183,800    169,200     14,600     8.6%
   Sun City Georgetown                            218,700    198,200     20,500    10.3%
   Sun City at Huntley                                N/A        N/A        N/A     N/A
   Florida communities                            104,500        N/A        N/A     N/A
   Other communities                              178,000        N/A        N/A     N/A
     Average active adult communities             187,900    182,600      5,300     2.9%
 Country club communities:
   Arizona                                            N/A    276,300        N/A     N/A
   Nevada                                             N/A        N/A        N/A     N/A
      Average country club communities                N/A    276,300        N/A     N/A
 Conventional subdivision communities:
   Arizona                                        199,400    180,400     19,000    10.5%
   Nevada                                         192,500    145,500     47,000    32.3%
   California                                                    N/A    186,600     N/A
      Average conventional subdivision
       communities                                198,300    172,300     26,000    15.1%
         Total average                            189,900    186,300      3,600     1.9%
=========================================================================================

OPERATING  STATISTICS :

 Costs and expenses as a percentage of revenues:
   Home construction, land and other                 75.9%      77.0%      (1.1%)  (1.4%)
   Selling, general and administrative               15.3%      14.7%       0.6%    4.1%
   Interest                                           3.9%       4.5%      (0.6%) (13.3%)
 Ratio of home closings to homes under contract
  in backlog at beginning of period                  43.2%      47.7%      (4.5%)  (9.4%)
=========================================================================================

NOTES:

New orders are net of cancellations. The Company recognizes revenue at close of escrow.

The Sun Cities Phoenix include Sun City West and Sun City Grand.

The Sun Cities Las Vegas include Sun City Summerlin, Sun City MacDonald Ranch and Sun City Anthem. The Company began taking new home sales orders at Sun City Anthem in July 1998.

The Company began taking new home sales orders at Sun City at Huntley in September 1998.

In January 1998 the Company acquired certain assets and assumed certain liabilities at two operating active adult communities in central Florida.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

NOTES (CONTINUED):

Other communities represent two smaller-scale communities in Arizona and California at which new order activity began in October and November 1997, respectively. Home closings began at these communities in March and May 1998, respectively.

The Company completed new order activity at Terravita (an Arizona country club community) in April 1997. Home closings at Terravita were completed in May 1998.

The Company began taking new home sales orders at Anthem Country Club (a Nevada county club community near Las Vegas) in July 1998.

The Company completed new order activity for its Coventry Homes southern California operations in June 1997. Home closings for these operations were completed in August 1997.

A majority of the backlog at September 30, 1998 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the three months ended September 30, 1998 and 1997, cancellations of home sales orders as a percentage of new home sales orders written during the period were 13.6 percent and 14.0 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

REVENUES. Revenues increased to $268.6 million for the three months ended September 30, 1998 from $248.0 million for the three months ended September 30, 1997. This increase was largely due to Sun City Palm Desert and Sun City Roseville, which respectively closed 81 and 51 more homes in the 1998 quarter than in the 1997 quarter. Management believes that these increases may be attributable to continued improvement in the California real estate economy and its economy generally, as well as to the introduction of new models. The Company's Florida communities and smaller-scale communities in Arizona and California, none of which had home closings in the 1997 quarter, also contributed to the increase in revenues.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $203.9 million for the 1998 quarter compared to $190.9 million for the 1997 quarter was due to the increase in home closings. These costs as a percentage of revenues decreased to 75.9 percent for the 1998 quarter compared to 77.0 percent for the 1997 quarter. This decrease was primarily a result of increased revenue per home closing at virtually all of the Company's active adult and conventional subdivision communities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses increased to 15.3 percent for the 1998 quarter compared to 14.7 percent for the 1997 quarter. This increase was due primarily to increased corporate overhead to support an increased number of pre-operating communities that are not yet generating revenues.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
3.9 percent for the 1998 quarter compared to 4.5 percent for the 1997 quarter. This decrease was primarily due to an increase in pre-operating communities, for which interest is capitalized on qualified assets and interest amortization on home closings has not yet begun.

INCOME TAXES. The increase in income taxes to $4.7 million for the 1998 quarter compared to $3.4 million for the 1997 quarter was due to the increase in earnings before income taxes. The effective tax rate in both quarters was 36 percent.

NET EARNINGS. The increase in net earnings to $8.4 million for the 1998 quarter compared to $6.1 million for the 1997 quarter was primarily attributable to the 132-unit increase in home closings and a nearly 1.9 percent increase in homebuilding gross margins.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1998 quarter were 40.5 percent higher than in the 1997 quarter. The number of homes under contract at September 30, 1998 was 36.7 percent higher than at September 30, 1997. Both of these increases were primarily attributable to the new communities of Anthem Country Club near Las Vegas, Sun City at Huntley, the Florida communities and two smaller-scale active adult communities in Arizona and California. These communities had new order activity for all or part of the 1998 quarter but had not yet commenced new order activity in the 1997 quarter. Management believes that new order activity in the 1998 quarter at Sun City at Huntley was favorably impacted by a level of pent-up demand that may not exist in future periods. Management currently anticipates that developed lot availability and weather conditions may also impact new order activity at this community from time to time in the future.

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

During the 1998 quarter the Company generated $107.2 million of net cash from operating community sales activities, used $57.7 million of cash for land and lot and amenity development at operating communities, paid $100.7 million for costs related to communities in the pre-operating stage and used $20.1 million of cash for other operating activities. The resulting $71.3 million of net cash used for operating activities was funded mainly through borrowings under the Company's $450 million senior unsecured revolving credit facility (the "Credit Facility"). Increased home sale deposits (resulting from the increase in net new orders and backlog) were also a significant source of funding in the 1998 quarter.

At September 30, 1998 the Company had $5.7 million of cash and short-term investments, $192.0 million outstanding under the Credit Facility and $5.8 million outstanding under its $25 million of short-term lines of credit. The Company is currently experiencing a period of substantial development. It has under development, among other projects: (i) Sun City Lincoln Hills, planned as the successor to Sun City Roseville; (ii) Anthem Las Vegas, which includes Sun City Anthem (the successor to Sun City Summerlin), Anthem Country Club (a non-age-qualified golf course community) and a conventional subdivision homebuilding component (Coventry Anthem); (iii) Anthem Phoenix, which is planned to include a non-age-qualified country club community and a conventional subdivision homebuilding component; and (iv) Sun City at Huntley, located in Huntley, Illinois (near Chicago).

The Company currently anticipates that it will incur material additional debt for development expenditures at these pre-operating communities prior to their initial home closings. As a result, the Company expects to be more leveraged than it has been in recent years. The Company's degree of leverage from time to time will affect its interest incurred and capital resources, which could limit its ability to capitalize on business opportunities or withstand adverse changes. If the Company cannot at any time obtain sufficient capital resources to fund its development and expansion expenditures, its projects may be delayed, resulting in cost increases, adverse effects on the Company's results of operations and possible material adverse effects to the Company. No assurance can be given as to the terms, availability or cost of any future financing the Company may need. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company.

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

At September 30, 1998, under the most restrictive of the covenants in the Company's debt agreements, $36.5 million of the Company's retained earnings was available for payment of cash dividends or the acquisition by the Company of its common stock.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures.

To date, the Company's Year 2000 remediation efforts have focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). Starting over two years ago, the Company initiated a comprehensive review of its core business applications to determine the adequacy of these systems to meet future business requirements. Year 2000 readiness was only one of many factors considered in this assessment. Out of this effort, a number of systems were identified for upgrade or replacement. In no case is a system being replaced solely because of Year 2000 issues, although in some cases the timing of system replacements is being accelerated. Thus, the Company does not believe the costs of these system replacements are specifically Year 2000 related. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific information technology projects have been deferred as a result of its Year 2000 efforts.

As of October 1998, the Company believes all of its core business systems are adequately Year 2000 capable for its purposes, except for its lead tracking and mortgage processing systems and some of its document imaging systems. Projects are currently underway to replace each of these systems, with implementations and testing scheduled for the remainder of calendar year 1998 and early 1999. As with systems that have already been replaced, the Company does not believe the costs of these replacements, which aggregate approximately $1 million, are specifically Year 2000 related. The Company has also purchased at a cost of approximately $100,000 a software product that, it believes, can identify personal computers and related equipment with imbedded software that is not adequately Year 2000 capable for the Company's purposes. The Company expects to incur costs to replace or repair such equipment, but it has not at this time determined the amount of these costs. Since some of the equipment would otherwise be replaced through normal attrition, lease expirations and scheduled upgrades in the ordinary course of business, it is possible that much of these costs would not be solely related to Year 2000 readiness.

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

The Company expects to incur Year 2000-specific costs in the future but does not at present anticipate that these costs will be material. The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that the Company or the third parties with whom it has relationships were to cease or not successfully complete their Year 2000 remediation efforts. If this were to occur, the Company would encounter disruptions to its business that could have a material adverse effect on its results of operations. The Company could be materially impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters.

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

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical results are forward looking statements. These forward looking statements involve risks and uncertainties including, but not limited to, risks associated with financing and leverage, the development of future communities and new geographic markets, governmental regulation, including land exchanges with governmental entities, environmental considerations, competition, the geographic concentration of the Company's operations, the cyclical nature of real estate operations and other conditions generally, fluctuations in labor and material costs, natural risks that exist in certain of the Company's market areas, risks associated with the Year 2000 issue and other matters set forth in the Company's Form 10-K for the year ended June 30, 1998. Actual results may differ materially from those projected or implied. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit  27     Financial Data Schedule

      Exhibit 27.1    Restated September 30, 1997 Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                                                   DEL WEBB CORPORATION
                                                        (REGISTRANT)




Date: November 10, 1998                             /s/ Philip J. Dion
     -------------------------         -----------------------------------------
                                                      Philip J. Dion
                                           Chairman and Chief Executive Officer


Date: November 10, 1998                             /s/ John A. Spencer
     -------------------------         -----------------------------------------
                                                       John A. Spencer
                                                 Senior Vice President and
                                                   Chief Financial Officer