Form 10-Q
period 1998-12-31
DEL WEBB CORP
filed 1999-02-01
CIK 105189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended DECEMBER 31, 1998.

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

                                                                    Yes X  No___


As of January 25, 1999 Registrant had outstanding 18,205,085 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 1998


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                               PAGE

      Item 1. Financial Statements:

              Consolidated Balance Sheets as of December 31, 1998,
               June 30, 1998 and December 31, 1997............................ 1

              Consolidated Statements of Earnings for the three and six
               months ended December 31, 1998 and 1997........................ 2

              Consolidated Statements of Cash Flows for the six
               months ended December 31, 1998 and 1997........................ 3

              Notes to Consolidated Financial Statements...................... 5

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................10


PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K................................20

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 DECEMBER 31,        JUNE 30,          DECEMBER 31,
                                                                    1998               1998               1997
                                                                 (UNAUDITED)                           (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                            ASSETS                                             .
------------------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                       $ 1,390,293        $ 1,113,297        $ 1,018,692
Cash and short-term investments                                       17,241             14,362              1,222
Receivables                                                           31,979             41,498             26,897
Property and equipment, net                                           54,476             33,333             18,415
Deferred income taxes (Note 4)                                            --                 --              4,996
Other assets                                                         109,785            107,972             88,226
------------------------------------------------------------------------------------------------------------------
                                                                 $ 1,603,774        $ 1,310,462        $ 1,158,448
==================================================================================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Notes payable, senior and subordinated debt (Note 3)             $   908,773        $   703,938        $   621,519
Contractor and trade accounts payable                                103,780             78,114             61,766
Accrued liabilities and other payables                               104,538             98,066             82,716
Home sale deposits                                                   102,409             80,332             68,515
Deferred income taxes (Note 4)                                         8,648              4,245                 --
Income taxes payable (Note 4)                                          8,635                 --              6,083
------------------------------------------------------------------------------------------------------------------
      Total liabilities                                            1,236,783            964,695            840,599
------------------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value.  Authorized 30,000,000
    shares; issued 18,205,085 shares at December 31, 1998,
    18,107,606 shares at June 30, 1998 and 17,839,710
    shares at December 31, 1997                                           18                 18                 18
  Additional paid-in capital                                         168,827            166,328            162,841
  Retained earnings                                                  205,882            184,890            161,545
------------------------------------------------------------------------------------------------------------------
                                                                     374,727            351,236            324,404
   Less deferred compensation                                         (7,736)            (5,469)            (6,555)
------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                     366,991            345,767            317,849
------------------------------------------------------------------------------------------------------------------
                                                                 $ 1,603,774        $ 1,310,462        $ 1,158,448
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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                               DECEMBER 31,            DECEMBER 31,
---------------------------------------------------------------------------------------
                                             1998        1997        1998        1997
---------------------------------------------------------------------------------------
Revenues (Note 5)                          $354,248    $278,935    $622,895    $526,978
---------------------------------------------------------------------------------------
Costs and expenses (Note 5):
    Home construction, land and other       270,621     211,037     474,474     401,981
    Selling, general and administrative      47,523      39,364      88,675      75,825
    Interest (Note 6)                        15,037      10,932      25,532      21,999
---------------------------------------------------------------------------------------
                                            333,181     261,333     588,681     499,805
---------------------------------------------------------------------------------------
         Earnings before income taxes        21,067      17,602      34,214      27,173

Income taxes (Note 4)                         7,584       6,336      12,317       9,782
---------------------------------------------------------------------------------------
         Net earnings                      $ 13,483    $ 11,266    $ 21,897    $ 17,391
=======================================================================================
Weighted average shares outstanding          18,156      17,741      18,132      17,665
=======================================================================================
Weighted average shares outstanding -
  assuming dilution                          18,732      18,298      18,700      18,119
=======================================================================================
Net earnings per share                     $    .74    $    .64    $   1.21    $    .98
=======================================================================================
Net earnings per share - assuming
  dilution                                 $    .72    $    .62    $   1.17    $    .96
=======================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
-----------------------------------------------------------------------------------------------------------
                                                                                      1998          1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                      $ 595,029     $ 499,960
  Cash received from commercial land and facility sales at operating communities       26,619        21,178
  Cash paid for costs related to home construction at operating communities          (377,994)     (320,089)
-----------------------------------------------------------------------------------------------------------
    Net cash provided by operating community sales activities                         243,654       201,049

  Cash paid for land acquisitions at operating communities                            (14,549)      (16,558)
  Cash paid for lot development at operating communities                              (72,834)      (68,661)
  Cash paid for amenity development at operating communities                          (36,133)      (23,597)
-----------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                        120,138        92,233

  Cash paid for costs related to communities in the pre-operating stage              (252,196)      (61,274)
  Cash received from (used for) mortgage operations                                     6,221        (1,831)
  Cash received from residential land development project                               1,191         2,762
  Cash paid for corporate activities                                                  (20,826)      (18,423)
  Interest paid                                                                       (34,381)      (24,307)
  Cash received (paid) for income taxes                                                 1,502        (4,789)
-----------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                           (178,351)      (15,629)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (17,559)       (1,188)
  Investments in life insurance policies                                               (1,156)       (2,228)
-----------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                            (18,715)       (3,416)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                          332,873       134,266
  Repayments of debt                                                                 (131,744)     (139,080)
  Stock purchases                                                                        (433)           (4)
  Proceeds from exercise of common stock options                                          154         2,137
  Dividends paid                                                                         (905)       (1,767)
-----------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                              199,945        (4,448)
-----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                              2,879       (23,493)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                 14,362        24,715
-----------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                    $  17,241     $   1,222
===========================================================================================================


See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                           DECEMBER 31,
------------------------------------------------------------------------------------------------------------
                                                                                       1998            1997
------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                       $  21,897     $  17,391
  Allocation of non-cash common costs in costs and expenses, excluding interest        156,703       115,499
  Amortization of capitalized interest in costs and expenses                            25,532        21,999
  Deferred compensation amortization                                                       997           886
  Depreciation and other amortization                                                    3,729         3,122
  Deferred income taxes                                                                  4,403         1,527
  Net (increase) decrease in home construction costs                                   (36,987)       18,045
  Land acquisitions                                                                    (16,377)      (35,963)
  Lot development                                                                     (215,105)      (81,068)
  Amenity development                                                                 (142,084)      (38,001)
  Pre-acquisition costs                                                                     --       (13,926)
  Net change in other assets and liabilities                                            18,941       (25,140)
------------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                          $(178,351)    $ (15,629)
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

         The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      REAL ESTATE INVENTORIES

The components of real estate inventories are as follows:

                                                                  In Thousands
--------------------------------------------------------------------------------------------
                                                      December 31,    June 30,    December 31,
                                                         1998          1998          1997
                                                      (Unaudited)                 (Unaudited)
--------------------------------------------------------------------------------------------
Home construction costs                               $  219,157    $  182,170    $  163,973
Unamortized improvement and amenity costs                839,853       603,390       537,745
Unamortized capitalized interest                          71,516        61,455        50,125
Land held for housing                                    220,855       220,441       226,258
Land and facilities held for future development or
  sale                                                    38,912        45,841        40,591
--------------------------------------------------------------------------------------------
                                                      $1,390,293    $1,113,297    $1,018,692
============================================================================================

At December 31, 1998 the Company had 240 completed homes and 870 homes under construction that were not subject to a sales contract. These homes represented $47.9 million of home construction costs at December 31, 1998. At December 31, 1997 the Company had 383 completed homes and 822 homes under construction, representing $48.1 million of home construction costs, that were not subject to a sales contract.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)      REAL ESTATE INVENTORIES (CONTINUED)

         Included in land and facilities held for future development or sale at December 31, 1998 were 327 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities.

(3)      NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

         Notes payable, senior and subordinated debt consists of the following:

                                                                   In Thousands
------------------------------------------------------------------------------------------
                                                       December 31,  June 30,   December 31,
                                                          1998         1998        1997
                                                       (Unaudited)              (Unaudited)
------------------------------------------------------------------------------------------
9 3/4% Senior Subordinated Debentures due 2003,
  net, unsecured                                        $ 98,287     $ 98,081     $ 97,876
9% Senior Subordinated Debentures due 2006,
  net, unsecured                                          98,039       97,902       97,765
9 3/4% Senior Subordinated Debentures due 2008,
  net, unsecured                                         145,612      145,370      145,128
9 3/8% Senior Subordinated Debentures due 2009,
  net, unsecured                                         195,180      194,977           --
Notes payable to banks under a revolving credit
  facility and short-term lines of credit, unsecured     328,030      111,209      196,373
Real estate and other notes, primarily secured            43,625       56,399       84,377
------------------------------------------------------------------------------------------
                                                        $908,773     $703,938     $621,519
==========================================================================================

At December 31, 1998 the Company had $307.0 million outstanding under its $450 million senior unsecured revolving credit facility and $21.0 outstanding under its $25 million of short-term lines of credit.

At December 31, 1998, under the most restrictive of the covenants in the Company's debt agreements, $39.7 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)      INCOME TAXES

          The components of income taxes are:

                                              In Thousands
                                               (Unaudited)
--------------------------------------------------------------------------------
                            Three Months Ended               Six Months Ended
                                December 31,                   December 31,
--------------------------------------------------------------------------------
                           1998            1997            1998            1997
--------------------------------------------------------------------------------
Current:
  Federal                $  6,131        $  6,349        $  7,376       $  7,575
  State                       402             607             538            680
--------------------------------------------------------------------------------
                            6,533           6,956           7,914          8,255
--------------------------------------------------------------------------------
Deferred:
  Federal                     677            (502)          3,868          1,313
  State                       374            (118)            535            214
--------------------------------------------------------------------------------
                            1,051            (620)          4,403          1,527
--------------------------------------------------------------------------------
                         $  7,584        $  6,336        $ 12,317       $  9,782
================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)      REVENUES AND COSTS AND EXPENSES

         The components of revenues and costs and expenses are:

                                                                      In Thousands
                                                                       (Unaudited)
---------------------------------------------------------------------------------------------------
                                                        Three Months Ended       Six Months Ended
                                                            December 31,           December 31,
---------------------------------------------------------------------------------------------------
                                                         1998        1997        1998        1997
---------------------------------------------------------------------------------------------------
Revenues:
   Homebuilding:
        Active adult communities                       $258,290    $205,595    $465,776    $361,739
        Country club communities                             --      11,287          --      33,945
        Conventional subdivision communities             68,794      50,700     121,149     102,226
---------------------------------------------------------------------------------------------------
            Total  homebuilding                         327,084     267,582     586,925     497,910
   Land and facility sales                               23,747       8,613      29,678      24,131
   Other                                                  3,417       2,740       6,292       4,937
---------------------------------------------------------------------------------------------------
                                                       $354,248    $278,935    $622,895    $526,978
===================================================================================================

Costs and expenses:
   Home construction and land:
        Active adult communities                       $191,546    $155,917    $346,196    $274,389
        Country club communities                             --       7,953          --      24,664
        Conventional subdivision communities             56,329      41,866      99,022      85,901
---------------------------------------------------------------------------------------------------
            Total homebuilding                          247,875     205,736     445,218     384,954
   Cost of land and facility sales                       20,697       4,835      25,544      15,788
   Other cost of sales                                    2,049         466       3,712       1,239
---------------------------------------------------------------------------------------------------
            Total home construction, land and other     270,621     211,037     474,474     401,981
   Selling, general and administrative                   47,523      39,364      88,675      75,825
   Interest                                              15,037      10,932      25,532      21,999
---------------------------------------------------------------------------------------------------
                                                       $333,181    $261,333    $588,681    $499,805
===================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)      INTEREST

         The components of interest are:

                                                         In Thousands
                                                          (Unaudited)
------------------------------------------------------------------------------------
                                            Three Months Ended     Six Months Ended
                                               December 31,          December 31,
------------------------------------------------------------------------------------
                                             1998       1997       1998       1997
------------------------------------------------------------------------------------
Interest incurred and capitalized           $19,455    $12,989    $35,593    $26,003
====================================================================================
Amortization of capitalized interest
   in costs and expenses                    $15,037    $10,932    $25,532    $21,999
====================================================================================
Unamortized capitalized interest in real
   estate inventories at period end                               $71,516    $50,125
====================================================================================
Interest income                             $   346    $   302    $   637    $   555
====================================================================================

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


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                      THREE MONTHS                               SIX MONTHS
                                                         ENDED                                     ENDED
                                                      DECEMBER 31,            CHANGE            DECEMBER 31,           CHANGE
-------------------------------------------------------------------------------------------  --------------------------------------
                                                     1998      1997       AMOUNT   PERCENT     1998      1997      AMOUNT   PERCENT
-------------------------------------------------------------------------------------------  --------------------------------------
OPERATING  DATA :
 Number of net new orders:
  Active adult communities:
    Sun Cities Phoenix                                274       272          2       0.7%       546       534         12       2.2%
    Sun Cities Las Vegas                              231       240         (9)     (3.8%)      532       518         14       2.7%
    Sun City Palm Desert                               96        91          5       5.5%       230       153         77      50.3%
    Sun City Roseville                                124       137        (13)     (9.5%)      324       313         11       3.5%
    Sun City Hilton Head                               91        75         16      21.3%       191       170         21      12.4%
    Sun City Georgetown                                82       108        (26)    (24.1%)      133       193        (60)    (31.1%)
    Sun City at Huntley                               167       N/A        167       N/A        375       N/A        375       N/A
    Florida communities                                76       N/A         76       N/A        160       N/A        160       N/A
    Other communities                                  49        34         15      44.1%       101        34         67     197.1%
-------------------------------------------------------------------------------------------  --------------------------------------
       Total active adult communities               1,190       957        233      24.3%     2,592     1,915        677      35.4%
-------------------------------------------------------------------------------------------  --------------------------------------
  Country club communities:
    Arizona                                           N/A        (1)         1       N/A        N/A        (1)         1       N/A
    Nevada                                             38       N/A         38       N/A        104       N/A        104       N/A
-------------------------------------------------------------------------------------------  --------------------------------------
       Total country club communities                  38        (1)        39       N/A        104        (1)       105       N/A
-------------------------------------------------------------------------------------------  --------------------------------------
  Conventional subdivision communities:
    Arizona                                           181       203        (22)    (10.8%)      411       477        (66)    (13.8%)
    Nevada                                            166        71         95     133.8%       258       113        145     128.3%
    California                                        N/A       N/A        N/A       N/A        N/A       N/A        N/A       N/A
-------------------------------------------------------------------------------------------  --------------------------------------
       Total conventinal subdivision communities      347       274         73      26.6%       669       590         79      13.4%
-------------------------------------------------------------------------------------------  --------------------------------------
          Total                                     1,575     1,230        345      28.0%     3,365     2,504        861      34.4%
===========================================================================================  ======================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                              THREE MONTHS                           SIX MONTHS
                                                 ENDED                                  ENDED
                                              DECEMBER 31,         CHANGE            DECEMBER 31,        CHANGE
---------------------------------------------------------------------------------------------------------------------
                                             1998     1997     AMOUNT   PERCENT     1998     1997    AMOUNT   PERCENT
---------------------------------------------------------------------------------------------------------------------
Number of home closings:
  Active adult communities:
    Sun Cities Phoenix                        332      362      (30)     (8.3%)      606      621      (15)     (2.4%)
    Sun Cities Las Vegas                      274      289      (15)     (5.2%)      510      531      (21)     (4.0%)
    Sun City Palm Desert                      113       77       36      46.8%       235      118      117      99.2%
    Sun City Roseville                        184      155       29      18.7%       353      273       80      29.3%
    Sun City Hilton Head                       94       96       (2)     (2.1%)      167      180      (13)     (7.2%)
    Sun City Georgetown                       105      112       (7)     (6.3%)      184      223      (39)    (17.5%)
    Sun City at Huntley                       N/A      N/A      N/A       N/A        N/A      N/A      N/A       N/A
    Florida communities                       139      N/A      139       N/A        245      N/A      245       N/A
    Other communities                          55      N/A       55       N/A        100      N/A      100       N/A
---------------------------------------------------------------------------------------------------------------------
       Total active adult communities       1,296    1,091      205      18.8%     2,400    1,946      454      23.3%
---------------------------------------------------------------------------------------------------------------------
  Country club communities:
    Arizona                                   N/A       30      (30)   (100.0%)      N/A      112     (112)   (100.0%)
    Nevada                                    N/A      N/A      N/A       N/A        N/A      N/A      N/A       N/A
---------------------------------------------------------------------------------------------------------------------
      Total country club communities          N/A       30      (30)   (100.0%)      N/A      112     (112)   (100.0%)
---------------------------------------------------------------------------------------------------------------------
  Conventional subdivision communities:
    Arizona                                   282      236       46      19.5%       504      442       62      14.0%
    Nevada                                     71       51       20      39.2%       113      124      (11)     (8.9%)
    California                                N/A      N/A      N/A      N/A        N/A       20      (20)    (100.0%)
---------------------------------------------------------------------------------------------------------------------
       Total conventional subdivision
         communities                          353      287       66      23.0%       617      586       31       5.3%
---------------------------------------------------------------------------------------------------------------------
          Total                             1,649    1,408      241      17.1%     3,017    2,644      373      14.1%
=====================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                          AT DECEMBER 31,           CHANGE
---------------------------------------------------------------------------------------------------
                                                         1998        1997      AMOUNT       PERCENT
---------------------------------------------------------------------------------------------------
BACKLOG  DATA :
  Homes under contract:
   Active adult communities:
     Sun Cities Phoenix                                    609        605          4           0.7%
     Sun Cities Las Vegas                                  570        520         50           9.6%
     Sun City Palm Desert                                  260        161         99          61.5%
     Sun City Roseville                                    353        320         33          10.3%
     Sun City Hilton Head                                  193        149         44          29.5%
     Sun City Georgetown                                   140        172        (32)        (18.6%)
     Sun City at Huntley                                   375        N/A        375           N/A
     Florida communities                                   190        N/A        190           N/A
     Other communities                                     103         34         69         202.9%
---------------------------------------------------------------------------------------------------
        Total active adult communities                   2,793      1,961        832          42.4%
---------------------------------------------------------------------------------------------------
   Country club communities:
     Arizona                                               N/A          7         (7)       (100.0%)
     Nevada                                                104        N/A        104           N/A
---------------------------------------------------------------------------------------------------
        Total country club communities                     104          7         97       1,385.7%
---------------------------------------------------------------------------------------------------
   Conventional subdivision communities:
     Arizona                                               392        402        (10)         (2.5%)
     Nevada                                                229         80        149         186.3%
     California                                            N/A        N/A        N/A           N/A
---------------------------------------------------------------------------------------------------
        Total conventional subdiviision communities        621        482        139          28.8%
---------------------------------------------------------------------------------------------------
           Total                                         3,518      2,450      1,068          43.6%
===================================================================================================
Aggregate contract sales amount
  (dollars in millions)                                $   770    $   506    $   264          52.2%
===================================================================================================
Average contract sales amount per home
  (dollars in thousands)                               $   219    $   207    $    12           5.8%
===================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)


                                                THREE MONTHS                                  SIX MONTHS
                                                   ENDED                                        ENDED
                                                DECEMBER 31,            CHANGE                DECEMBER 31,            CHANGE
---------------------------------------------------------------------------------------  -------------------------------------------
                                             1998        1997      AMOUNT      PERCENT      1998        1997     AMOUNT     PERCENT
---------------------------------------------------------------------------------------  -------------------------------------------
AVERAGE REVENUE PER HOME
   CLOSING:
  Active adult communities:
    Sun Cities Phoenix                     $184,100    $160,400   $ 23,700       14.8%    $176,200    $157,500  $ 18,700      11.9%
    Sun Cities Las Vegas                    213,000     205,000      8,000        3.9%     203,700     197,900     5,800       2.9%
    Sun City Palm Desert                    248,400     227,700     20,700        9.1%     239,900     228,800    11,100       4.9%
    Sun City Roseville                      236,600     208,400     28,200       13.5%     231,800     209,400    22,400      10.7%
    Sun City Hilton Head                    193,700     165,900     27,800       16.8%     189,400     167,400    22,000      13.1%
    Sun City Georgetown                     220,700     201,200     19,500        9.7%     219,800     199,700    20,100      10.1%
    Sun City at Huntley                         N/A         N/A        N/A        N/A          N/A         N/A       N/A       N/A
    Florida communities                     110,500         N/A        N/A        N/A      107,900         N/A       N/A       N/A
    Other communites                        190,000         N/A        N/A        N/A      184,600         N/A       N/A       N/A
       Average active adult communities     199,300     188,400     10,900        5.8%     194,100     185,900     8,200       4.4%

  Country club communities:
    Arizona                                     N/A     376,200        N/A        N/A          N/A     303,100       N/A       N/A
    Nevada                                      N/A         N/A        N/A        N/A          N/A         N/A       N/A       N/A
       Average country club communities         N/A     376,200        N/A        N/A          N/A     303,100       N/A       N/A

  Conventional subdivision communities:
    Arizona                                 195,300     181,300     14,000        7.7%     197,100     180,900    16,200       9.0%
    Nevada                                  193,200     155,200     38,000       24.5%     193,000     149,500    43,500      29.1%
    California                                  N/A         N/A        N/A        N/A          N/A     186,600       N/A       N/A
       Average conventional subdivision
         communities                        194,900     176,700     18,200       10.3%     196,400     174,400    22,000      12.6%
          Total                             198,400     190,000      8,400        4.4%     194,500     188,300     6,200       3.3%
=======================================================================================  ===========================================
OPERATING STATISTICS:
  Costs and expenses as a percentage
    of revenues:
     Home construction, land and other         76.4%       75.7%       0.7%       0.9%        76.2%       76.3%     (0.1%)   (0.1%)
     Selling, general and administrative       13.4%       14.1%      (0.7%)     (5.0%)       14.2%       14.4%     (0.2%)   (1.4%)
     Interest                                   4.2%        3.9%       0.3%       7.7%         4.1%        4.2%     (0.1%)   (2.4%)
  Ratio of home closings to homes under
    contract in backlog at beginning of
    period                                     45.9%       53.6%      (7.7%)    (14.4%)       95.2%      102.1%     (6.9%)   (6.8%)
=======================================================================================  ===========================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

NOTES:

New orders are net of cancellations. The Company recognizes revenue at close of escrow.

The Sun Cities Phoenix include Sun City West, which is built out, and Sun City Grand.

The Sun Cities Las Vegas include Sun City Summerlin, Sun City MacDonald Ranch and Sun City Anthem. The Company began taking new home sales orders at Sun City Anthem in July 1998. Home closings began at Sun City Anthem in late December 1998.

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

The Company began taking new home sales orders at Anthem Country Club (a Nevada country club community near Las Vegas) in July 1998.

The Company completed new order activity for its Coventry Homes southern California operations in June 1997. Home closings for these operations were completed in August 1997.

A majority of the backlog at December 31, 1998 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. Cancellations of home sales orders as a percentage of new home sales orders written during the six months ended December 31, 1998 and 1997 were 14.7 percent for both periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

REVENUES. Revenues increased to $354.2 million for the three months ended December 31, 1998 from $278.9 million for the three months ended December 31, 1997. This increase was largely due to Sun City Palm Desert and Sun City Roseville, which respectively closed 36 and 29 more homes in the 1998 quarter than in the 1997 quarter. Management believes that these increases are largely attributable to improvement in California's real estate economy and its economy generally. The Company's Florida communities and smaller-scale communities in Arizona and California, none of which had home closings in the 1997 quarter, also contributed to the increase in revenues. An increase in the average revenue per home closing resulted in $13.9 million of the increase in revenues. An increase in land and facility sales (including the sale of all of the Company's unsold conventional subdivision lots in the Tucson area) resulted in $15.1 million of the increase in revenues.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $270.6 million for the 1998 quarter compared to $211.0 million for the 1997 quarter was largely due to the increase in home closings. As a percentage of revenues these costs also increased, to 76.4 percent for the 1998 quarter compared to 75.7 percent for the 1997 quarter. The percentage increase was attributable to low-margin land sales in the Company's conventional subdivision community operations. Homebuilding margins improved, primarily as a result of increased revenue per home closing at virtually all of the Company's communities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.4 percent for the 1998 quarter compared to 14.1 percent for the 1997 quarter. This decrease resulted from the spreading of corporate overhead over significantly greater revenues.

INTEREST. As a percentage of revenues, amortization of capitalized interest was
4.2 percent for the 1998 quarter compared to 3.9 percent for the 1997 quarter. This increase was primarily due to an increase in debt levels (see "Liquidity and Financial Condition of the Company").

INCOME TAXES. The increase in income taxes to $7.6 million for the 1998 quarter compared to $6.3 million for the 1997 quarter was due to the increase in earnings before income taxes. The effective tax rate in both quarters was 36 percent.

NET EARNINGS. The increase in net earnings to $13.5 million for the 1998 quarter compared to $11.3 million for the 1997 quarter was primarily attributable to the increases in home closings and homebuilding gross margins, partially offset by the increased interest amortization.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1998 quarter were 28.0 percent higher than in the 1997 quarter. The number of homes under contract at December 31, 1998 was 43.6 percent higher than at December 31, 1997. Both of these increases were primarily attributable Sun City at Huntley, conventional subdivision communities at Anthem near Las Vegas, the Florida communities and Anthem Country Club near Las Vegas. These communities had new order activity for all of the 1998 quarter but had not yet commenced new order activity in the 1997 quarter.

The Company experienced decreases in both net new orders and backlog at Sun City Georgetown. Management believes that a contributing factor to these decreases was the fact that an entirely new set of model homes was under construction during the six months ended December 31, 1998. These models are scheduled to open in February 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

REVENUES. Revenues increased to $622.9 million for the six months ended December 31, 1998 from $527.0 million for the six months ended December 31, 1997. This increase was largely due to Sun City Palm Desert and Sun City Roseville, which respectively closed 117 and 80 more homes in the 1998 period than in the 1997 period. Management believes that these increases are largely attributable to improvement in California's real estate economy and its economy generally. The Company's Florida communities and smaller-scale communities in Arizona and California, none of which had home closings in the 1997 period, also contributed to the increase in revenues. An increase in the average revenue per home closing resulted in $18.7 million of the increase in revenues.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $474.5 million for the 1998 period compared to $402.0 million for the 1997 period was largely due to the increase in home closings. As a percentage of revenues, these costs decreased slightly to 76.2 percent for the 1998 period compared to 76.3 percent for the 1997 period. Homebuilding margins improved, primarily as a result of increased revenue per home closing at virtually all of the Company's communities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 14.2 percent for the 1998 period compared to 14.4 percent for the 1997 period. This decrease resulted from the spreading of corporate overhead over significantly greater revenues.

INTEREST. As a percentage of revenues, amortization of capitalized interest was
4.1 percent for the 1998 period compared to 4.2 percent for the 1997 period.

INCOME TAXES. The increase in income taxes to $12.3 million for the 1998 period compared to $9.8 million for the 1997 period was due to the increase in earnings before income taxes. The effective tax rate in both periods was 36 percent.

NET EARNINGS. The increase in net earnings to $21.9 million for the 1998 period compared to $17.4 million for the 1997 period was primarily attributable to the increase in home closings and homebuilding gross margins.

NET NEW ORDER ACTIVITY. Net new orders in the 1998 period were 34.4 percent higher than in the 1997 period. This increase was primarily attributable to the same factors that produced the increase in net new orders for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, land acquisition, obtaining master plan and other approvals, land and lot development, construction of amenities (including golf courses and recreation centers), model homes, sales and administration facilities, major roads, utilities and general landscaping and interest. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include amortization charges for substantial amounts of previously expended costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the 1998 period the Company generated $243.6 million of net cash from operating community sales activities, used $123.5 million for land and lot and amenity development at operating communities, paid $252.2 million for costs related to communities in the pre-operating stage and used $46.3 million for other operating activities. The resulting $178.4 million of net cash used for operating activities was funded mainly through borrowings under the Company's $450 million senior unsecured revolving credit facility (the "Credit Facility") and $25 million short-term lines of credit (together with the Credit Facility, the "Facilities"). Increase home sale deposits (resulting from the increase in net new orders and backlog) were also a significant source of funding in the 1998 period.

The Company is currently engaged in substantial development. It has under development, among other projects: (i) Sun City Lincoln Hills, planned as the successor to Sun City Roseville; (ii) Anthem Las Vegas, which includes Sun City Anthem, Anthem Country Club and a conventional subdivision community; (iii) Anthem Phoenix, which is planned to include a country club community and conventional subdivision communities and (iv) Sun City at Huntley.

To date, material cash expenditures have been made for these communities. The Company anticipates that it will make material additional development and housing construction expenditures at these communities over the next 12 months. In order to provide adequate capital to meet the Company's operating requirements for the next 12 months, the Company is seeking to increase the Credit Facility by $50 million and to sell $200 million of Senior Subordinated Debentures in a public offering (the "Offering"). The proceeds from the Offering would be used to repay borrowings under the Credit Facility, which would then be redrawn to fund development expenditures.

Following completion of the Offering, not all of the unused portion of the Facilities would be available to the Company for borrowing as a result of limitations imposed by existing debt covenants under the Credit Facility. The limitations on borrowing on the Credit Facility involve the "Total Debt to Tangible Net Worth" covenant. To the extent the Company can reduce its leverage ratio, by increasing shareholders' equity or repaying debt, more of the unused portion of the Facilities will become available for borrowing.

At December 31, 1998 the Company had $17.2 million of cash and short-term investments and $328.0 million outstanding under the Facilities and $147.0 million of unused and available borrowing capacity under the Facilities. Assuming the Offering was completed and the net proceeds applied at December 31, 1998, the Company would have had outstanding $133.5 million of the $335.2 million then available under the Facilities. The Company has continued to borrow additional net amounts under the Facilities ($383.0 million was outstanding at January 31,1999) and, subject to availability, expects to do so in the future to fund its development expenditures. If the Offering is completed or the amount of the Credit Facility is increased, the Company expects to have adequate capital resources to meet its needs for the next 12 months.

If the Company is unable to successfully increase the Credit Facility by $50 million or complete the Offering, or if it does so but there is a significant downturn in the Company's anticipated operations and other capital resources are not obtained, the Company will need to modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, delaying development expenditures at its communities. Such actions, if implemented, could have a material adverse effect on operations.

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

At December 31, 1998, under the most restrictive of the covenants in the Company's debt agreements, $39.7 million of the Company's retained earnings was available for payment of cash dividends or the acquisition by the Company of its common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures.

To date, the Company's Year 2000 remediation efforts have focused primarily on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). Starting over two years ago, the Company initiated a comprehensive review of its core business applications to determine the adequacy of these systems to meet future business requirements. Year 2000 readiness was only one of many factors considered in this assessment. Out of this effort, a number of systems were identified for upgrade or replacement. In no case is a system being replaced solely because of Year 2000 issues, although in some cases the timing of system replacements is being accelerated. Thus, the Company does not believe the costs of these system replacements are specifically Year 2000 related. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific information technology projects have been deferred to date as a result of its Year 2000 efforts.

As of February 1999, the Company believes all of its core business systems are adequately Year 2000 capable for its purposes, except for its lead tracking and mortgage processing systems and some of its document imaging systems. Projects are currently underway to replace each of these systems, with implementations and testing scheduled for completion by June 1999, with the exception of the lead tracking system, which is anticipated to be implemented in phases beginning in February 1999 and continuing through September 1999. As with systems that have already been replaced, the Company does not believe the costs of these replacements, which are anticipated to aggregate approximately $1 million, are specifically Year 2000 related. The Company has also purchased at a cost of approximately $100,000 a software product that, it believes, can identify personal computers and related equipment with imbedded software that is not adequately Year 2000 capable for the Company's purposes. The Company expects to incur costs to replace or repair such equipment, but it has not at this time determined the amount of these costs. Since some of the equipment would otherwise be replaced through normal attrition, lease expirations and scheduled upgrades in the ordinary course of business, it is possible that much of these costs would not be solely related to Year 2000 readiness.

The Company is also assessing other potential Year 2000 issues, including non-information technology systems. A broad-based Year 2000 Task Force has been formed and is meeting monthly to identify areas of concern and develop action plans. The Company currently anticipates that testing of non-information technology systems will be completed by mid-1999. As part of the Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties are being considered to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force includes both internal and Company-external representation.

The Company expects to incur Year 2000-related costs through the end of 1999 but does not at present anticipate that these costs will be material. The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that the Company or the third parties with whom it has relationships were to be unsuccessful in their Year 2000 remediation efforts. If this were to occur, the Company would encounter disruptions to its business that could have a material adverse effect on it. The Company could also be materially adversely affected by widespread economic or financial market disruption or by Year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical results are forward looking statements. These forward looking statements involve risks and uncertainties including, but not limited to, risks associated with financing and leverage, the development of future communities and new geographic markets, governmental regulation, including land exchanges with governmental entities, environmental considerations, competition, the geographic concentration of the Company's operations, the cyclical nature of real estate operations and other conditions generally, fluctuations in labor and material costs, natural risks that exist in certain of the Company's market areas, risks associated with the Year 2000 issue and other matters set forth in the Company's Form 10-K for the year ended June 30, 1998. Certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. Actual results may differ materially from those projected or implied.

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

                                            DEL WEBB CORPORATION
                                                (REGISTRANT)




Date: February 1, 1999                       /s/ Philip J. Dion
                               -------------------------------------------------
                                               Philip J. Dion
                                     Chairman and Chief Executive Officer


Date: February 1, 1999                       /s/ John A. Spencer
                               -------------------------------------------------
                                               John A. Spencer
                               Senior Vice President and Chief Financial Officer

                               Index to Exhibits
                               -----------------

Exhibit No.            Description
-----------            -----------
    27           Financial Data Schedule