Form 10-Q
period 1999-03-31
DEL WEBB CORP
filed 1999-05-13
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended MARCH 31, 1999.

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

                                Yes [X]   No [ ]

As of April 30, 1999 Registrant had outstanding 18,208,661 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1999


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               PAGE

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of March 31, 1999
               June 30, 1998 and March 31, 1998.............................  1

             Consolidated Statements of Earnings for the three and nine months ended March 31, 1999 and 1998.........................  2

             Consolidated Statements of Cash Flows for the nine
               months ended March 31, 1999 and 1998.........................  3

             Notes to Consolidated Financial Statements.....................  5

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 10


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K............................... 20

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                        MARCH 31,    June 30,    MARCH 31,
                                                          1999         1998        1998
                                                       (Unaudited)              (Unaudited)
-------------------------------------------------------------------------------------------
                                     ASSETS
-------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)        $ 1,579,686    $ 1,113,297    $ 1,107,277
Cash and short-term investments                         7,343         14,362         13,746
Receivables                                            42,796         41,498         33,638
Property and equipment, net                            48,600         33,333         32,990
Income taxes receivable (Note 4)                           --             --          2,029
Other assets                                          114,629        107,972        107,907
-------------------------------------------------------------------------------------------
                                                  $ 1,793,054    $ 1,310,462    $ 1,297,587
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Notes payable, senior and subordinated
  debt (Note 3)                                   $ 1,038,171    $   703,938    $   736,717
Contractor and trade accounts payable                 104,112         78,114         74,205
Accrued liabilities and other payables                123,009         98,066         77,041
Home sale deposits                                    123,616         80,332         81,874
Deferred income taxes (Note 4)                         17,123          4,245            116
Income taxes payable (Note 4)                           6,806             --             --
-------------------------------------------------------------------------------------------
      Total liabilities                             1,412,837        964,695        969,953
-------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value.  Authorized
    30,000,000 shares; issued 18,216,364 shares
    at March 31, 1999, 18,107,606 shares at
    June 30, 1998 and 18,035,966 shares
    at March 31, 1998                                      18             18             18
  Additional paid-in capital                          168,620        166,328        165,156
  Retained earnings                                   218,351        184,890        168,173
-------------------------------------------------------------------------------------------
                                                      386,989        351,236        333,347
  Less deferred compensation                           (6,772)        (5,469)        (5,713)
-------------------------------------------------------------------------------------------
      Total shareholders' equity                      380,217        345,767        327,634
-------------------------------------------------------------------------------------------
                                                  $ 1,793,054    $ 1,310,462    $ 1,297,587
===========================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                               MARCH 31,            MARCH 31,
-----------------------------------------------------------------------------------
                                            1999       1998       1999       1998
-----------------------------------------------------------------------------------
Revenues (Note 5)                         $324,428   $254,714   $947,323   $781,692
-----------------------------------------------------------------------------------

Costs and expenses (Note 5):
    Home construction, land and other      242,010    194,644    716,484    596,625
    Selling, general and administrative     49,731     38,847    138,406    114,672
    Interest (Note 6)                       13,204      9,473     38,736     31,472
-----------------------------------------------------------------------------------
                                           304,945    242,964    893,626    742,769
-----------------------------------------------------------------------------------

         Earnings before income taxes       19,483     11,750     53,697     38,923

Income taxes (Note 4)                        7,014      4,230     19,331     14,012
-----------------------------------------------------------------------------------

         Net earnings                     $ 12,469   $  7,520   $ 34,366   $ 24,911
===================================================================================

Weighted average shares outstanding         18,220     17,890     18,161     17,740
===================================================================================
Weighted average shares outstanding -
  assuming dilution                         18,752     18,749     18,717     18,350
===================================================================================

Net earnings per share - basic            $    .68   $    .42   $   1.89   $   1.40
===================================================================================

Net earnings per share - assuming
  dilution                                $    .66   $    .40   $   1.84   $   1.36
===================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
-----------------------------------------------------------------------------------------------------------
                                                                                      1999          1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales                     $ 893,243    $ 734,238
  Cash received from commercial land and facility sales at operating communities      37,375       36,461
  Cash paid for costs related to home construction at operating communities         (594,937)    (495,039)
-----------------------------------------------------------------------------------------------------------

    Net cash provided by operating community sales activities                        335,681      275,660

  Cash paid for land acquisitions at operating communities                           (20,247)     (28,983)
  Cash paid for lot development at operating communities                            (129,792)    (105,631)
  Cash paid for amenity development at operating communities                         (66,671)     (38,722)
-----------------------------------------------------------------------------------------------------------
    Net cash provided by operating communities                                       118,971      102,324

  Cash paid for costs related to communities in the pre-operating stage             (333,972)    (107,493)
  Cash received from mortgage operations                                               7,497          106
  Cash received from residential land development project                              2,036        4,649
  Cash paid for corporate activities                                                 (56,567)     (47,092)
  Interest paid                                                                      (57,840)     (46,340)
  Cash received (paid) for income taxes                                                1,502      (11,587)
-----------------------------------------------------------------------------------------------------------
    NET CASH USED FOR OPERATING ACTIVITIES                                          (318,373)    (105,433)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (17,045)     (15,038)
  Investments in life insurance policies                                                (974)      (2,749)
-----------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                                           (18,019)     (17,787)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                         628,996      297,035
  Repayments of debt                                                                (298,951)    (186,986)
  Stock repurchases                                                                     (920)          (8)
  Proceeds from exercise of common stock options                                       1,153        4,869
  Dividends paid                                                                        (905)      (2,659)
-----------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        329,373      112,251
-----------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                       (7,019)     (10,969)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                14,362       24,715
-----------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                   $   7,343    $  13,746
===========================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                        MARCH 31,
---------------------------------------------------------------------------------------------------------
                                                                                    1999         1998
---------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                    $  34,366    $  24,911
  Allocation of non-cash common costs in costs and expenses, excluding interest     235,684      183,050
  Amortization of capitalized interest in costs and expenses                         38,736       31,472
  Deferred compensation amortization                                                  1,581        1,359
  Depreciation and other amortization                                                 6,072        4,623
  Deferred income taxes                                                              12,878        6,639
  Net increase in home construction costs                                           (92,511)     (17,497)
  Land acquisitions                                                                 (27,549)     (70,509)
  Lot development                                                                  (319,262)    (131,782)
  Amenity development                                                              (208,543)     (62,953)
  Pre-acquisition costs                                                                  --      (13,676)
  Net change in other assets and liabilities                                            175      (61,070)
---------------------------------------------------------------------------------------------------------
     Net cash used for operating activities                                       $(318,373)   $(105,433)
=========================================================================================================

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

     The Company currently conducts it operations in two primary segments in the states of Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas. The Company's active adult communities (primarily its Sun City communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing age-qualified communities. Within all of its communities, the Company is usually the exclusive builder of homes.

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

     The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are as follows:

                                                        In Thousands
--------------------------------------------------------------------------------
                                            March 31,     June 30,    March 31,
                                              1999          1998        1998
                                           (Unaudited)               (Unaudited)
--------------------------------------------------------------------------------
     Home construction costs                $  274,681   $  182,170   $  199,515
     Unamortized improvement and amenity
       costs                                   971,391      603,390      574,560
     Unamortized capitalized interest           80,658       61,455       57,785
     Land held for housing                     218,802      220,441      245,556
     Land and facilities held for future
       development or sale                      34,154       45,841       29,861
--------------------------------------------------------------------------------
                                            $1,579,686   $1,113,297   $1,107,277
================================================================================

     At March 31, 1999 the Company had 436 completed homes and 395 homes under construction that were not subject to a sales contract. These homes represented $52.1 million of home construction costs at March 31, 1999. At March 31, 1998 the Company had 479 completed homes and 680 homes under construction, representing $54.7 million of home construction costs, that were not subject to a sales contract.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  REAL ESTATE INVENTORIES (Continued)

     Included in land and facilities held for future development or sale at March 31, 1999 were 275 acres of residential land, commercial land and worship sites that are currently being marketed for sale at the Company's communities.

(3)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of the following:

                                                                       In Thousands
------------------------------------------------------------------------------------------------
                                                            March 31,     June 30,    March 31,
                                                              1999          1998        1998
                                                           (Unaudited)               (Unaudited)
------------------------------------------------------------------------------------------------
     9 3/4% Senior Subordinated Debentures due 2003,
       net, unsecured                                       $   98,390    $  98,081    $  97,978
     9% Senior Subordinated Debentures due 2006,
       net, unsecured                                           98,107       97,902       97,834
     9 3/4% Senior Subordinated Debentures due 2008,
       net, unsecured                                          145,733      145,370      145,249
     9 3/8% Senior Subordinated Debentures due 2009,
      net, unsecured                                           195,297      194,977           --
     10 1/4% Senior Subordinated Debentures due 2010,
      net, unsecured                                           143,409           --           --
     Notes payable to banks under a revolving credit
       facility and short-term lines of credit, unsecured      308,200      111,209      311,000
     Real estate and other notes, primarily secured             49,035       56,399       84,656
------------------------------------------------------------------------------------------------
                                                            $1,038,171    $ 703,938    $ 736,717
================================================================================================

     In February 1999 the Company completed a public offering of $150 million in principal amount of 10 1/4% Senior Subordinated Debentures due 2010. The $143 million of net proceeds from the offering were used to repay a portion of the amounts outstanding under the Company's senior unsecured revolving credit facility (the "Credit Facility").

     Also in February 1999, the Company increased the amount of its Credit Facility from $450 million to $500 million. At March 31, 1999 the Company had $289.0 million outstanding under its Credit Facility and $19.2 million outstanding under its $25 million of short-term lines of credit (together with the Credit Facility, the "Facilities"). As a result of limitations imposed by the "Total Debt to Tangible Net Worth" covenant under the Credit Facility, $124.2 million of the $216.8 million of unused capacity under the Facilities was available to the Company at March 31, 1999.

     At March 31, 1999, under the most restrictive of the covenants in the Company's debt agreements, $43.8 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  INCOME TAXES

     The components of income taxes are:

                                                In Thousands
                                                (Unaudited)
--------------------------------------------------------------------------------
                              Three Months Ended             Nine Months Ended
                                   March 31,                      March 31,
--------------------------------------------------------------------------------
                              1999           1998           1999           1998
--------------------------------------------------------------------------------
Current:
  Federal                   $(1,312)       $   (613)       $ 6,064       $ 6,962
  State                        (149)           (269)           389           411
--------------------------------------------------------------------------------
                             (1,461)           (882)         6,453         7,373
--------------------------------------------------------------------------------
Deferred:
  Federal                     7,881           4,756         11,749         6,069
  State                         594             356          1,129           570
--------------------------------------------------------------------------------
                              8,475           5,112         12,878         6,639
--------------------------------------------------------------------------------
                            $ 7,014        $  4,230        $19,331       $14,012
================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)      REVENUES AND COSTS AND EXPENSES

         The components of revenues and costs and expenses are:

                                                                      In Thousands
                                                                      (Unaudited)
------------------------------------------------------------------------------------------------
                                                       Three Months Ended     Nine Months Ended
                                                            March 31,             March 31,
                                                         1999       1998       1999       1998
------------------------------------------------------------------------------------------------
     Revenues:
        Homebuilding:
          Active adult communities                     $238,658   $184,553   $704,434   $546,292
          Family and country club communities            67,045     50,540    188,194    186,711
------------------------------------------------------------------------------------------------
            Total  homebuilding                         305,703    235,093    892,628    733,003
        Land and facility sales                          12,333     17,213     42,011     41,344
        Other                                             6,392      2,408     12,684      7,345
------------------------------------------------------------------------------------------------
                                                       $324,428   $254,714   $947,323   $781,692
================================================================================================


     Costs and expenses:
        Home construction and land:
          Active adult communities                     $178,184   $135,774   $524,380   $410,163
          Family and country club communities            53,826     41,712    152,848    152,277
------------------------------------------------------------------------------------------------
            Total homebuilding                          232,010    177,486    677,228    562,440
        Cost of land and facility sales                   8,683     16,252     34,227     32,040
        Other cost of sales                               1,317        906      5,029      2,145
------------------------------------------------------------------------------------------------
            Total home construction, land and other     242,010    194,644    716,484    596,625
        Selling, general and administrative              49,731     38,847    138,406    114,672
        Interest                                         13,204      9,473     38,736     31,472
------------------------------------------------------------------------------------------------
                                                       $304,945   $242,964   $893,626   $742,769
================================================================================================

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)      INTEREST

         The components of interest are:

                                                                    In Thousands
                                                                    (Unaudited)
-------------------------------------------------------------------------------------------------
                                                    Three Months Ended        Nine Months Ended
                                                         March 31,                 March 31,
-------------------------------------------------------------------------------------------------
                                                    1999         1998         1999         1998
-------------------------------------------------------------------------------------------------
     Interest incurred and capitalized             $22,346      $17,133      $57,939      $43,136
=================================================================================================

     Amortization of capitalized interest
        in costs and expenses                      $13,204      $ 9,473      $38,736      $31,472
=================================================================================================

     Unamortized capitalized interest in real
        estate inventories at period end                                     $80,658      $57,785
=================================================================================================

     Interest income                               $   194      $   206      $   831      $   761
=================================================================================================

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

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA


                                             THREE MONTHS                         NINE MONTHS
                                                ENDED                                ENDED
                                              MARCH 31,           CHANGE           MARCH 31,           CHANGE
------------------------------------------------------------------------------  ---------------------------------
                                            1999   1998    AMOUNT  PERCENT      1999     1998    AMOUNT   PERCENT
------------------------------------------------------------------------------  ---------------------------------
OPERATING  DATA:
  Number of net new orders:
    Active adult communities:
      Sun Cities Phoenix                     387     393     (6)     (1.5%)       933     927        6       0.6%
      Sun Cities Las Vegas                   378     308     70      22.7%        910     826       84      10.2%
      Sun City Palm Desert                   123     162    (39)    (24.1%)       353     315       38      12.1%
      Sun Cities No. California              232     196     36      18.4%        556     509       47       9.2%
      Sun City Hilton Head                   141     103     38      36.9%        332     273       59      21.6%
      Sun City Georgetown                    104     118    (14)    (11.9%)       237     311      (74)    (23.8%)
      Sun City at Huntley                    130     N/A    130       N/A         505     N/A      505       N/A
      Florida communities                     86     122    (36)    (29.5%)       246     122      124     101.6%
      Other communities                       82      67     15      22.4%        183     101       82      81.2%
------------------------------------------------------------------------------  ---------------------------------
         Total active adult communities    1,663   1,469    194      13.2%      4,255   3,384      871      25.7%
------------------------------------------------------------------------------  ---------------------------------
    Family and country club communities:
      Arizona country club communities       148       1    147         *         148     N/A      148       N/A
      Nevada country club communities         60     N/A     60       N/A         164     N/A      164       N/A
      Arizona family communities             502     356    146      41.0%        913     833       80       9.6%
      Nevada family communities              149     108     41      38.0%        407     221      186      84.2%
      California family communities          N/A     N/A    N/A       N/A         N/A     N/A      N/A       N/A
------------------------------------------------------------------------------  ---------------------------------
         Total family and country club
           communities                       859     465    394      84.7%      1,632   1,054      578      54.8%
------------------------------------------------------------------------------  ---------------------------------
             Total                         2,522   1,934    588      30.4%      5,887   4,438    1,449      32.6%
==============================================================================  ================================

*  Not a meaningful percentage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                             THREE MONTHS                         NINE MONTHS
                                                ENDED                                ENDED
                                              MARCH 31,           CHANGE           MARCH 31,           CHANGE
------------------------------------------------------------------------------  ---------------------------------
                                            1999   1998    AMOUNT  PERCENT      1999     1998    AMOUNT   PERCENT
------------------------------------------------------------------------------  ---------------------------------
  Number of home closings:
    Active adult communities:
      Sun Cities Phoenix                      304      292       12      4.1%      910      913       (3)   (0.3%)
      Sun Cities Las Vegas                    323      241       82     34.0%      833      772       61     7.9%
      Sun City Palm Desert                    109       84       25     29.8%      344      202      142    70.3%
      Sun Cities No. California               165      147       18     12.2%      518      420       98    23.3%
      Sun City Hilton Head                     71       90      (19)   (21.1%)     238      270      (32)  (11.9%)
      Sun City Georgetown                      84       75        9     12.0%      268      298      (30)  (10.1%)
      Sun City at Huntley                     N/A      N/A      N/A      N/A       N/A      N/A      N/A     N/A
      Florida communities                      89       71       18     25.4%      334       71      263   370.4%
      Other communites                         61        5       56         *      161        5      156        *
------------------------------------------------------------------------------  ---------------------------------
         Total active adult communities     1,206    1,005      201     20.0%    3,606    2,951      655    22.2%
------------------------------------------------------------------------------  ---------------------------------

    Family and country club communities:
      Arizona country club communities        N/A        6       (6)  (100.0%)     N/A      118     (118) (100.0%)
      Nevada country club communities          13      N/A       13      N/A       13       N/A       13     N/A
      Arizona family communities              220      210       10      4.8%      724      652       72    11.0%
      Nevada family communities                74       49       25     51.0%      187      173       14     8.1%
      California family communities           N/A      N/A      N/A      N/A       N/A       20      (20) (100.0%)
------------------------------------------------------------------------------  ---------------------------------
         Total family and country club
           communities                        307      265       42     15.8%      924      963      (39)    4.0%
------------------------------------------------------------------------------  ---------------------------------
             Total                          1,513    1,270      243     19.1%    4,530    3,914      616    15.7%
==============================================================================  =================================

*  Not a meaningful percentage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                              AT MARCH 31,            CHANGE
--------------------------------------------------------------------------------
                                             1999     1998      AMOUNT   PERCENT
--------------------------------------------------------------------------------

BACKLOG  DATA:
  Homes under contract:
   Active adult communities:
     Sun Cities Phoenix                       692      706       (14)     (2.0%)
     Sun Cities Las Vegas                     625      587        38       6.5%
     Sun City Palm Desert                     274      239        35      14.6%
     Sun Cities No. California                420      369        51      13.8%
     Sun City Hilton Head                     263      162       101      62.3%
     Sun City Georgetown                      160      215       (55)    (25.6%)
     Sun City at Huntley                      505      N/A       505       N/A
     Florida communities                      187      256       (69)    (27.0%)
     Other communities                        124       96        28      29.2%
--------------------------------------------------------------------------------
        Total active adult communities      3,250    2,630       620      23.6%
--------------------------------------------------------------------------------
   Family and country club communities:
     Arizona country club communities         148        2       146         *
     Nevada country club communities          151      N/A       151       N/A
     Arizona family communities               674      548       126      23.0%
     Nevada family communities                304      139       165     118.7%
     California family communities            N/A      N/A       N/A       N/A
--------------------------------------------------------------------------------
        Total family and country club
          communities                       1,277      689       588      85.3%
--------------------------------------------------------------------------------
           Total                            4,527    3,319     1,208      36.4%
================================================================================
Aggregate contract sales amount
  (dollars in millions)                    $1,026   $  663    $  363      54.8%
================================================================================
Average contract sales amount per home
  (dollars in thousands)                   $  227   $  200    $   27      13.5%
================================================================================

* Not a meaningful percentage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                          THREE MONTHS                          NINE MONTHS
                                              ENDED                                ENDED
                                            MARCH 31,           CHANGE            MARCH 31,         CHANGE
--------------------------------------------------------------------------   ----------------------------------
                                         1999     1998     AMOUNT  PERCENT   1999      1998     AMOUNT  PERCENT
--------------------------------------------------------------------------   ----------------------------------
AVERAGE REVENUE PER HOME CLOSING:
 Active adult communities:
  Sun Cities Phoenix                   $174,900  $158,500  $16,400   10.3%  $175,700  $157,800  $17,900   11.3%
  Sun Cities Las Vegas                  204,900   200,300    4,600    2.3%   204,200   198,600    5,600    2.8%
  Sun City Palm Desert                  251,400   228,000   23,400   10.3%   243,500   228,500   15,000    6.6%
  Sun Cities No. California             249,100   224,500   24,600   11.0%   237,300   214,700   22,600   10.5%
  Sun City Hilton Head                  183,500   173,100   10,400    6.0%   187,600   169,300   18,300   10.8%
  Sun City Georgetown                   201,500   195,800    5,700    2.9%   214,100   198,700   15,400    7.8%
  Sun City at Huntley                       N/A       N/A      N/A    N/A        N/A       N/A      N/A    N/A
  Florida communities                   117,700    97,900   19,800   20.2%   110,500    97,900   12,600   12.9%
  Other communites                      169,700   130,000   39,700   30.5%   179,000   130,000   49,000   37.7%
     Average active adult
       communities                      197,900   183,600   14,300    7.8%   195,400   185,100   10,300    5.6%
 Family and country club communities:
  Arizona country club communities          N/A   379,300      N/A    N/A        N/A   307,000      N/A    N/A
  Nevada country club communities       325,400       N/A      N/A    N/A    325,400       N/A      N/A    N/A
  Arizona family communities            218,500   194,500   24,000   12.3%   203,600   185,300   18,300    9.9%
  Nevada family communities             199,200   151,400   47,800   31.6%   195,400   150,000   45,400   30.3%
  California family communiites             N/A       N/A      N/A    N/A        N/A   186,600      N/A    N/A
     Average family and country
       club communities                 218,400   190,700   27,700   14.5%   203,700   193,900    9,800    5.1%
        Total                           202,100   185,100   17,000    9.2%   197,000   187,300    9,700    5.2%
==========================================================================   ==================================

OPERATING STATISTICS:
 Costs and expenses as a percentage
  of revenues:
   Home construction, land and
    other                                  74.6%     76.4%   (1.8%)  (2.4%)    75.6%     76.3%    (0.7%)  (0.9%)
   Selling, general and
     administrative                        15.3%     15.3%      --     --      14.6%     14.7%    (0.1%)  (0.7%)
   Interest                                 4.1%      3.7%    0.4%   10.8%      4.1%      4.0%     0.1%    2.5%
 Ratio of home closings to homes
  under contract in backlog at
  beginning of period                      43.0%     51.8%   (8.8%) (17.0%)   142.9%    151.1%    (8.2%)  (5.4%)
==========================================================================   ===================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

NOTES:

New orders are net of cancellations. The Company recognizes revenue at close of escrow.

The Sun Cities Phoenix include Sun City West, which is built out, and Sun City Grand.

The Sun Cities Las Vegas include Sun City Summerlin, Sun City MacDonald Ranch and Sun City Anthem. The Company began taking new home sales orders at Sun City Anthem in July 1998. Home closings began at Sun City Anthem in December 1998.

The Sun Cities Northern California include Sun City Roseville and Sun Cities Lincoln Hills. The Company began taking new home sales orders at Sun City Lincoln Hills in February 1999.

The Company began taking new home sales orders at Sun City at Huntley in September 1998.

In January 1998 the Company acquired certain assets and assumed certain liabilities at two operating active adult communities in central Florida.

Other active adult communities represent two smaller-scale communities in Arizona and California at which new order activity began in October and November 1997, respectively. Home closings began at these communities in March and May 1998, respectively.

Arizona country club communities include Terravita and Anthem Country Club. The Company completed new order activity at Terravita in April 1997. Home closings at Terravita were completed in May 1998. The Company began taking new home sales orders at Anthem Country Club in February 1999.

The Company began taking new home sales orders at Anthem Country Club (a Nevada country club community near Las Vegas) in July 1998. Home closings began at Anthem Country Club in February 1999.

The Company completed new order activity for its California family communities in June 1997. Home closings for these communities were completed in August 1997.

A substantial majority of the backlog at March 31, 1999 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. Cancellations of home sales orders as a percentage of new home sales orders written during the nine months ended March 31, 1999 and 1998 were 13.8 percent and 14.2 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES. Revenues increased to $324.4 million for the three months ended March 31, 1999 from $254.7 million for the three months ended March 31, 1998. Management believes that these increases are largely attributable to improvement in California's real estate economy and its economy generally. The Company's Sun City Anthem, Anthem Country Club and Coventry Anthem communities near Las Vegas, its smaller-scale active adult communities in Arizona and California and its Coventry Bellasera community near Phoenix (which collectively had only five home closings in the 1998 quarter) accounted for $45.6 million of the increase in revenues. An increase in the average revenue per home closing resulted in $18.2 million of the increase in revenues.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $242.0 million for the 1999 quarter compared to $194.6 million for the 1998 quarter was largely due to the increase in home closings. Homebuilding gross margins in the 1999 quarter were in line with previous fiscal 1999 quarters but were slightly lower than the 1998 quarter. As a percentage of revenues, total home construction, land and other costs decreased to 74.6 percent for the 1999 quarter compared to 76.4 percent for the 1998 quarter. The percentage decrease was attributable to a gain on an equipment sale and a utility refund (aggregating $3.2 million) included in revenues in the 1999 quarter and to a large, low-margin land sale in the 1998 quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses were 15.3 percent for both the 1999 and the 1998 quarters.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.1 percent for the 1999 quarter compared to 3.7 percent for the 1998 quarter. This increase was primarily due to an increase in debt levels (see "Liquidity and Financial Condition of the Company").

INCOME TAXES. The increase in income taxes to $7.0 million for the 1999 quarter compared to $4.2 million for the 1998 quarter was due to the increase in earnings before income taxes. The effective tax rate in both quarters was 36 percent.

NET EARNINGS. The increase in net earnings to $12.5 million for the 1999 quarter compared to $7.5 million for the 1998 quarter was primarily attributable to the increases in home closings and revenues.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1999 quarter were 30.4 percent higher than in the 1998 quarter. The number of homes under contract at March 31, 1999 was 36.4 percent higher than at March 31, 1998. Both of these increases were primarily attributable to Sun City at Huntley and the Anthem communities near Phoenix and Las Vegas. These communities had new order activity for all of the 1999 quarter but had not yet commenced new order activity in the 1998 quarter. Management believes that the decreases in net new orders and backlog at Sun City Georgetown and the Florida active adult communities may have been partially attributable to the impact of increased sales prices and potential buyers awaiting the recent openings of new model homes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES. Revenues increased to $947.3 million for the nine months ended March 31, 1999 from $781.7 million for the nine months ended March 31, 1998. The Company's Anthem communities near Las Vegas, Florida communities, smaller-scale active adult communities in Arizona and California and Coventry Bellasera community near Phoenix (which collectively had only 76 home closings in the 1998 period) accounted for $104.9 million of the increase in revenues. An increase in the average revenue per home closing resulted in $59.8 million of the increase in revenues. Sun City Palm Desert and Sun City Roseville, which respectively closed 142 and 98 more homes in the 1999 period than in the 1998 period, accounted for $53.4 million of the increase in revenues. Management believes that these increases are largely attributable to improvement in California's real estate economy and its economy generally. Partially offsetting these increases were $58.2 million of decreased revenues at the completed Sun City West, Terravita and Coventry Southern California communities, which collectively had only 19 home closings in the 1999 period.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $716.5 million for the 1999 period compared to $596.6 million for the 1998 period was largely due to the increase in home closings. As a percentage of revenues, these costs decreased to 75.6 percent for the 1999 period compared to 76.3 percent for the 1998 period. Homebuilding margins improved from 23.3 percent to 24.1 percent, primarily as a result of increased revenue per home closing at virtually all of the Company's communities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 14.6 percent for the 1999 period compared to 14.7 percent for the 1998 period. This small decrease resulted from the spreading of corporate overhead over significantly greater revenues.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.1 percent for the 1999 period compared to 4.0 percent for the 1998 period. This small increase was primarily due to an increase in debt levels (see "Liquidity and Financial Condition of the Company").

INCOME TAXES. The increase in income taxes to $19.3 million for the 1999 period compared to $14.0 million for the 1998 period was due to the increase in earnings before income taxes. The effective tax rate in both periods was 36 percent.

NET EARNINGS. The increase in net earnings to $34.4 million for the 1999 period compared to $24.9 million for the 1998 period was primarily attributable to the increase in home closings, revenues and homebuilding gross margins.

NET NEW ORDER ACTIVITY. Net new orders in the 1999 period were 32.6 percent higher than in the 1998 period. This increase was primarily attributable to Sun City at Huntley and the Anthem communities near Phoenix and Las Vegas, partially offset by decreases at Sun City Georgetown and the Florida communities (see "Three Months Ended March 31, 1999 and 1998 - Net New Order Activity and Backlog").

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first nine months of fiscal 1999 the Company generated $335.7 million of net cash from operating community sales activities, used $216.7 million for land and lot and amenity development at operating communities, paid $334.0 million for costs related to communities in the pre-operating stage and used $103.4 million for other operating activities. The resulting $318.4 million of net cash used for operating activities was funded mainly through borrowings under the Company's $500 million senior unsecured revolving credit facility (the "Credit Facility") and $25 million short-term lines of credit (together with the Credit Facility, the "Facilities"). The net proceeds from the February 1999 public offering of $150 million in principal amount of 10 1/4% Senior Subordinated Debentures due 2010 (the "Offering") were used to repay a portion of the indebtedness outstanding under the Credit Facility. Increased home sale deposits (resulting from the increase in net new orders and backlog) were also a significant source of funding in the 1999 period.

Real estate development is dependent on the availability and cost of financing. In periods of significant growth, the Company will require significant additional capital resources, whether from issuances of equity or by increasing its indebtedness. In the first nine months of fiscal 1999 the Company has been engaged in substantial development. It has had under development, among other projects: (i) Sun City Lincoln Hills, the successor community to Sun City Roseville; (ii) Anthem Las Vegas, which includes Sun City Anthem, Anthem Country Club and a family community; (iii) Anthem Phoenix, which includes a country club community and family communities and (iv) Sun City at Huntley.

To date, material cash expenditures have been made for these communities. The Company anticipates that it will make material additional development and housing construction expenditures at these communities through at least December 31, 1999. In order to provide adequate capital to meet the Company's operating requirements for the next 12 months, the Company in February 1999 completed the Offering and increased the amount of its Credit Facility from $450 million to $500 million. At March 31, 1999 the Company had $308.2 million outstanding under the Facilities. As a result of limitations imposed by the "Total Debt to Tangible Net Worth" covenant under the Credit Facility, $124.2 million of the $216.8 million of unused capacity under the Facilities was available to the Company at March 31, 1999. To the extent the Company can reduce its leverage ratio, by increasing shareholders' equity or repaying debt or both, more of the unused portion of the Facilities will become available for borrowing in the future.

As a result of the Offering and borrowings to fund development expenditures at the communities referred to above, the Company is considerably more highly leveraged at March 31, 1999 than it has been in recent years. The Company expects to continue to borrow additional amounts under the Facilities to fund continuing development at these communities. The Company expects to have adequate capital resources to meet its needs for the next 12 months and intends to manage its expenditures to meet its needs and available resources over this time period. If there is a significant downturn in the Company's anticipated operations and other capital resources are not obtained, the Company will need to modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, further delaying development expenditures at its communities.

The Company's degree of leverage from time to time will affect its interest incurred and capital resources, which could limit its ability to capitalize on business opportunities or withstand adverse changes. Additionally, the availability and cost of debt financing depends on governmental policies and other factors outside the Company's control. If the Company cannot at any time obtain sufficient capital resources to fund its development and expansion expenditures, its projects may be delayed, resulting in cost increases, adverse effects on the Company's results of operations and possible material adverse effects on the Company. No assurance can be given as to the terms, availability or cost of any future financing the Company may need. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company.

At March 31, 1999, under the most restrictive of the covenants in the Company's debt agreements, $43.8 million of the Company's retained earnings was available for payment of cash dividends or the acquisition by the Company of its common stock.

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

As of May 1999, the Company believes all of its core business systems are adequately Year 2000 capable for its purposes, except for its lead tracking and mortgage processing systems and some of its document imaging systems. Projects are currently underway to replace each of these systems, with implementations and testing scheduled for completion by June 1999, with the exception of the lead tracking system, which is anticipated to be implemented in phases continuing through October 1999. As with systems that have already been replaced, the Company does not believe the costs of these replacements, which are anticipated to aggregate approximately $2 million, are specifically Year 2000 related. The Company has also purchased at a cost of approximately $100,000 a software product that, it believes, can identify personal computers and related equipment with imbedded software that is not adequately Year 2000 capable for the Company's purposes. The Company expects to incur costs to replace or repair such equipment, but it has not at this time determined the amount of these costs. Since some of the equipment would otherwise be replaced through normal attrition, lease expirations and scheduled upgrades in the ordinary course of business, it is possible that much of these costs would not be solely related to Year 2000 readiness.

The Company is also assessing other potential Year 2000 issues, including non-information technology systems. A broad-based Year 2000 Task Force has been formed and is meeting monthly to identify areas of concern and develop action plans. The Company currently anticipates that testing of non-information technology systems will be completed by mid-1999. As part of the Year 2000 Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties are being considered to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force includes both internal and Company-external representation.

The Company expects to incur Year 2000-related costs through the end of 1999 but does not at present anticipate that these costs will be material. The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that the Company or the third parties with whom it has material relationships were to be unsuccessful in their Year 2000 remediation efforts. If this were to occur, the Company may encounter disruptions to its business that could have a material adverse effect on it. The Company could also be materially adversely affected by widespread economic or financial market disruption or by Year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 10.1   First  Amendment to Second  Amended and  Restated  Revolving
                    Loan Agreement, entered into as of February 19, 1999 by and among Del Webb Corporation and Bank of America National
                    Trust  and  Savings  Association  as  Agent,  and Bank  One,
                    Arizona, NA, as co-Agent.

     Exhibit 10.2 First Supplemental Indenture, entered into as of February 18, 1999, by and between Del Webb Corporation and Bank of Montreal Trust Company as trustee for the Company's $150 million of 10 1/4% Senior Subordinated Debentures due 2010.

     Exhibit 10.3 First Amendment to the Del Webb Corporation 1995 Director Stock Plan effective as of February 11, 1998.

     Exhibit 10.4 First Amendment to the Del Webb Corporation 1995 Executive Management Incentive Plan effective as of February 11, 1998.

     Exhibit 10.5 First Amendment to the Del Webb Corporation Director Stock Plan effective as of February 11, 1998.

     Exhibit 10.6 Second Amendment to the Del Webb Corporation 1995 Executive Long-Term Incentive Plan effective as of February 11, 1998.

     Exhibit 10.7 Second Amendment to the Del Webb Corporation 1993 Executive Long-Term Incentive Plan effective as of February 11, 1998.

     Exhibit 10.8 Third Amendment to the Del Webb Corporation Executive Long-Term Incentive Plan effective as of February 11, 1998.

     Exhibit 10.9 Third Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 1 dated March 10, 1999.

     Exhibit 10.10 Fourth Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 dated March 10, 1999.

     Exhibit 10.11 Amendment to Employment and Consulting Agreement entered into as of March 9, 1999 by Del Webb Corporation and Philip
                    J. Dion.

     Exhibit 10.12 Amendment to Employment Agreement entered into as of March 22, 1999 by Del Webb Corporation and LeRoy C. Hanneman, Jr.

     Exhibit 10.13 Amendment to Employment Agreement entered into as of March 22, 1999 by Del Webb Corporation and John H. Gleason.

     Exhibit 10.14 Change in Control Agreement letter dated March 15, 1999 and related list of recipients.

     Exhibit 27     Financial Data Schedule

(b) In the quarter ended March 31, 1999 the Company filed a report on Form 8-K dated February 18, 1999 to file the Underwriting Agreement and Indenture for the $150 million of 10 1/4% Senior Subordinated Debentures due 2010 issued by the Company in February 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                                                    DEL WEBB CORPORATION
                                                        (REGISTRANT)




Date:    May 13, 1999                                /s/ Philip J. Dion
       ----------------                     ------------------------------------
                                                       Philip J. Dion
                                            Chairman and Chief Executive Officer


Date:    May 13, 1999                                /s/ John A. Spencer
       ----------------                     ------------------------------------
                                                       John A. Spencer
                                                Executive Vice President and
                                                 Chief Financial Officer