Form 10-K405
period 1999-06-30
DEL WEBB CORP
filed 1999-09-16
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year JULY 1, 1998 TO JUNE 30, 1999.

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                         ON WHICH REGISTERED
              -------------------                        ---------------------
                                                        New York Stock Exchange
    Common Stock (par value $.001 per share)            Pacific Stock Exchange

 9 3/4% Senior Subordinated Debentures due 2003         New York Stock Exchange
 9    % Senior Subordinated Debentures due 2006         New York Stock Exchange
 9 3/4% Senior Subordinated Debentures due 2008         New York Stock Exchange
 9 3/8% Senior Subordinated Debentures due 2009         New York Stock Exchange
10 1/4% Senior Subordinated Debentures due 2010         New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant's Common Stock outstanding at July 30, 1999 was 18,215,535 shares. At that date, the aggregate market value of Registrant's Common shares held by non-affiliates, based upon the closing price of the Common Stock on the New York Stock Exchange on that date, was approximately $405,300,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1999 are incorporated herein as set forth in Part III of this Annual Report.

                              DEL WEBB CORPORATION
                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                     PART I

ITEMS 1.                                                                    PAGE
AND 2.
          Business and Properties

          The Company..........................................................1
          Communities..........................................................1
          Certain Factors Affecting the Company's Operations...................5
          Forward Looking Information; Certain Cautionary Statements...........8
          Executive Officers of the Company....................................8
          Employees............................................................9

ITEM 3.   Legal Proceedings....................................................9

ITEM 4.   Submission of Matters to a Vote of Security Holders..................9

                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters.......................................10

ITEM 6.   Selected Consolidated Financial Data................................11

ITEMS 7.
AND 7A.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................12

ITEM 8.   Financial Statements and Supplementary Data.........................20

ITEM 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure............................20

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..................21

ITEM 11.  Executive Compensation..............................................21

ITEM 12.  Security and Ownership of Certain Beneficial Owners
            And Management....................................................21

ITEM 13.  Certain Relationships and Related Transactions......................21

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K...............................................22

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

THE COMPANY

The Company  develops  active  adult  communities  and family and  country  club
communities.   The  Company's  current   communities  are  located  in  Arizona,
California, Florida, Illinois, Nevada, South Carolina and Texas.

The Company is the nation's leading developer of active adult communities. It has extensive experience in the active adult community business, having built and sold more than 65,000 homes at 12 Sun City communities over the past 39 years. The Company's active adult communities (primarily its Sun City communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company designs, develops and markets these communities, controlling all phases of the master plan development process from land selection through the construction and sale of homes.

The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. For the fiscal year ended June 30, 1999, family and country club communities generated 21.8 percent of the Company's homebuilding revenues. The Company currently expects that active adult communities will continue to be its primary business. Within all of its communities, the Company is usually the exclusive builder of homes.

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

COMMUNITIES

The following table shows, at June 30, 1999, certain information concerning the communities at which the Company has home sites on which it plans to build and sell homes. Substantially all of these home sites are controlled by the Company.

                                                                                 REMAINING HOME SITES(1)
                                                              TOTAL    HOME     ------------------------
                                             FIRST           PLANNED  CLOSINGS                    UNDER
                                              HOME   TOTAL     HOME   THROUGH                     OPTION
                                            CLOSING  ACRES    SITES   6/30/99   TOTAL    OWNED   OR OTHER
                                            ------   ------   ------   ------   ------   ------   ------
Active adult communities:
  Sun City Grand                              1997    3,859    9,750    2,492    7,258    7,258       --
  Sun Cities Las Vegas(2)                     1989    6,720   19,592    9,633    9,959    3,159    6,800
  Sun City Palm Desert                        1992    1,645    4,443    2,170    2,273    2,273       --
  Sun Cities Northern California              1995    3,594    8,800    3,042    5,758    3,514    2,244
  Sun City Hilton Head                        1995    5,600    8,250    1,462    6,788    5,244    1,544
  Sun City Georgetown                         1996    5,636   10,500    1,681    8,819    8,037      782
  Sun City at Huntley                         1999    1,996    5,570      195    5,375    4,955      420
  Florida communities                         1996    1,988    3,667      926    2,741    1,996      745
  Other communities                           1998      420    1,351      311    1,040      956       84
                                                              ------   ------   ------   ------   ------
    Total active adult communities                            71,923   21,912   50,011   37,392   12,619
                                                              ------   ------   ------   ------   ------
Family and country club communities:
  Anthem Las Vegas Country Club               1999      950    1,100       83    1,017    1,017       --
  Anthem Arizona Country Club(3)               N/A      910    1,475       --    1,475    1,475       --
  Anthem Arizona family communities and
    other(3)                                   N/A    4,941   13,025       --   13,025   13,025       --
  Other Arizona family communities            1991      N/A    6,679    5,149    1,530    1,530       --
                                                              ------   ------   ------   ------   ------
    Total family and country club communities                 22,279    5,232   17,047   17,047       --
                                                              ------   ------   ------   ------   ------
      Total                                                   94,202   27,144   67,058   54,439   12,619
                                                              ======   ======   ======   ======   ======

(1) Material additional regulatory approvals are required to build on many of these home sites.

(2) The Company continues to work toward completion of an exchange with the Bureau of Land Management for the remaining 2,400 acres not yet owned for Sun City Anthem.

(3) The Company expects a long build out for Anthem Arizona. The Company has the primary governmental approvals for up to 14,500 homes for Anthem Arizona, 1,475 of which are currently planned for the Anthem Arizona County Club community. The number of home sites developed may vary significantly depending on market and other conditions over the life of the project.

     ACTIVE ADULT COMMUNITIES

Sun City Grand is located 25 miles northwest of downtown Phoenix.

The Sun Cities Las Vegas include Sun City Summerlin, Sun City MacDonald Ranch and Sun City Anthem. Sun City Summerlin, which is near completion, is located eight miles northwest of downtown Las Vegas. Sun City MacDonald Ranch and Sun City Anthem are both located in Henderson, Nevada, near Las Vegas. The Company began taking new home sales orders at Sun City Anthem in July 1998 and began home closings there in December 1998.

Sun City Anthem is part of the 4,900-acre Anthem Las Vegas project, which also includes a country club and family community component. The 2,500 acres owned by the Company for Anthem Las Vegas were acquired through a land exchange with the Bureau of Land Management ("BLM"). The Company continues to work toward the completion of an exchange with the BLM for the remaining acres, substantially all of which will be used for Sun City Anthem.

Sun City Palm Desert is located in the Coachella Valley 20 miles east of Palm Springs, California, and 130 miles east of downtown Los Angeles.

The Sun Cities Northern California include Sun City Roseville and Sun City Lincoln Hills. Sun City Roseville, which is near completion, is located 20 miles northeast of downtown Sacramento, California. Sun City Lincoln Hills is located near Sun City Roseville in the town of Lincoln, California. The Company began taking new home sales orders at Sun City Lincoln Hills in February 1999. Home closings are scheduled to begin there in fiscal 2000.

Sun City Hilton Head is located inland 13 miles from Hilton Head Island, South Carolina.

Sun City Georgetown is located 30 miles north of downtown Austin, Texas.

Sun City at Huntley is located in Huntley, Illinois (near Chicago). The Company began taking home sales orders at Sun City at Huntley in September 1998. Home closings began at Sun City at Huntley in April 1999.

The Florida communities consist of two communities - the Spruce Creek communities - located near Ocala, Florida. In January 1998 the Company entered the active adult community business in Florida by acquiring these two communities.

The other communities represent two smaller-scale, age-qualified communities in Tucson, Arizona and Cloverdale, California at which net new orders activity and home closings began in fiscal 1998.

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

     FAMILY AND COUNTRY CLUB COMMUNITIES

The Anthem Las Vegas Country Club community is part of the Anthem Las Vegas project. The Company began taking new home sales orders at this community in July 1998 and began home closings there in February 1999.

Anthem Arizona, located on 5,851 acres near Phoenix, includes country club and family communities. The total number of home sites and types of communities developed may vary significantly depending on market and other conditions over the life of Anthem Arizona, which is expected to have a long build-out. The Company began taking new home sales orders at both the country club and family communities at Anthem Arizona in February 1999. Home closings began at Anthem Arizona in July 1999.

The Company began its family community operations (conducted under the name "Coventry Homes") in Arizona in 1991. At June 30, 1999 the Company had a backlog of home sales orders at 13 family communities in Arizona, including 4 communities at Anthem Arizona.

The Company also conducted family community operations in California from fiscal 1995 to fiscal 1998 and in Nevada from fiscal 1994 to fiscal 1999. The Company currently intends to offer for sale to other home builders substantially all remaining lots in its Nevada family communities, including Anthem Las Vegas, in fiscal 2000. The Company also plans to offer for sale certain land parcels in its Arizona family community operations in fiscal 2000.

     LAND ACQUISITION

At any given time, the Company may have a number of land acquisitions for potential communities under study and in various stages of investigation or negotiation. The Company is currently investigating the acquisition of land for communities to be located both in areas of the country where the Company has active adult communities and in other areas, including full four-season areas (i.e., areas which experience cold winters), where it does not yet have extensive experience in developing communities.

In making significant land acquisitions, the Company generally endeavors to acquire options on the land to mitigate risks and reduce holding costs during the detailed feasibility and entitlement process. However, under certain circumstances, the Company may acquire land at an earlier stage in the development process.

     PRODUCT DESIGN

The Company designs homes to suit its market and endeavors to include popular home design characteristics in the particular geographic market involved. Home designs are periodically reviewed and refined or changed in response to customer information obtained in each market. Homes at the Company's communities generally range in size from 1,000 square feet to 3,000 square feet. The Company offers an extensive program of interior and exterior upgrades and options to allow home buyers the opportunity to customize their homes.

     CONSTRUCTION

The Company generally functions as its own general contractor. At all stages of production, the Company's management personnel and on-site superintendents coordinate the activities of contractors, consultants and suppliers and subject their work to quality and cost controls. Consulting firms assist in project planning and independent contractors are employed to perform almost all of the site development and construction work. The Company does not usually sell lots to others for residential construction. The time required for construction of the Company's homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The Company strives to coordinate the construction of homes with home sales orders to control the costs and risks associated with completed but unsold inventory. An inventory of unsold homes is maintained for immediate sale to customers.

     SALES ACTIVITIES

At each of its large-scale, master-planned communities the Company establishes a large and well-appointed sales pavilion and an extensive complex of furnished model homes. These models include a wide variety of single family homes, each of which is generally available in several exterior styles.

The Company's homes are sold by its commissioned sales personnel, who are available to provide prospective home buyers with floor plans, price information, option selections and tours of models and lots. The communities also have co-brokerage programs with independent real estate brokers. Homes are sold through sales contracts, some of which allow customers to purchase homes for delivery up to one year or more in the future. The sales contracts generally require an initial deposit and an additional deposit prior to commencement of construction. At each community the Company provides to all home buyers warranties standardized for the community, subject to specified limitations.

While more than one factor may contribute to a given home sale, the Company's experience indicates that a substantial portion of the home sales at its active adult communities are attributable in part to follow-ups on referrals from residents of its communities and to the Company's "Vacation Getaway" program. This program enables prospective purchasers to visit an active adult community and stay (for a modest charge) in vacation homes for a few days to one week to experience the Sun City lifestyle prior to deciding whether to purchase a home.

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

The Company offers mortgage financing for the purchase of homes at its communities. The Company sells the mortgages it generates to third parties.

     COMPETITION

All of the Company's real estate operations are subject to substantial competition. The Company competes with numerous national, regional and local homebuilders and developers, some of which have greater financial resources than the Company.

With the exception of the Florida communities, the Company believes that it maintains a leading position within the active adult community market in each of the metropolitan areas in which it has an active adult community currently generating revenues. While the amount of competition varies from community to community, each of the Company's active adult communities faces direct and increasing competition from businesses exclusively or primarily selling homes to buyers age 55 or older, as well as from non-age-qualified, master-planned communities in these areas. The Company competes with new home sales and resales at these other communities, as well as with resales of homes in its own communities. The Company believes there may be significant additional future competition in active adult community development, including competition from national homebuilders and family community developers.

The Company believes the major competitive factors affecting home purchases at its communities include location, home quality, lifestyle (including recreational facilities and other amenities), price, value, design, mortgage financing terms and builder/developer reputation.

CERTAIN FACTORS AFFECTING THE COMPANY'S OPERATIONS

Set forth below is a brief description of certain matters that may affect the Company.

FINANCING AND LEVERAGE. The Company is considerably more highly leveraged at June 30, 1999 than it has been in recent years. If there is a significant downturn in the Company's anticipated operations, the Company will need to further modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, delaying development expenditures at its communities.

The Company's degree of leverage from time to time will affect its interest incurred and capital resources, which could limit its ability to capitalize on business opportunities or withstand adverse changes. Additionally, the availability and cost of debt financing depends on governmental policies and other factors outside the Company's control. If the Company cannot at any time obtain sufficient capital resources to fund its development and expansion expenditures, however, its projects may be delayed, resulting in cost increases, adverse effects on the Company's results of operations and possible material adverse effects on the Company. No assurance can be given as to the terms, availability or cost of any future financing the Company may need. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company.

FUTURE COMMUNITIES AND NEW GEOGRAPHIC MARKETS. The Company's communities will be built out over time. Therefore, the medium- and long-term future of the Company will depend on the Company's ability to successfully develop and market future communities. Acquiring land and committing the financial and managerial resources to develop a large-scale community on that land involve significant risks. Before these communities generate any revenues, they require material expenditures for, among other things, acquiring large tracts of land, obtaining development approvals, developing land and lots and constructing project infrastructure (such as roads and utilities), large recreation centers, golf courses, model homes and sales facilities. It generally takes several years or more for the Company to recover these material expenditures.

The Company incurs additional risks to the extent it develops communities in climates or geographic areas in which it does not have significant (or any) experience or develops a different size or style of community. These risks include acquiring the necessary construction materials and labor in sufficient amounts and on acceptable terms, adapting the Company's construction methods and home styles to different geographies, climates and potential customers and reaching acceptable sales levels at those communities. Among other things, the Company believes that a significant portion of the home sales at its large-scale active adult communities is attributable in part to referrals from, or sales to, residents of those communities. The extent of such referrals or sales at new communities, including communities developed in other areas of the country, may be less than the Company has enjoyed at the large-scale active adult communities where it currently sells homes, and there will be challenges attracting potential customers from areas and to a market in which the Company has not had significant (or any) experience.

GOVERNMENTAL REGULATION, GROWTH MANAGEMENT AND ENVIRONMENTAL CONSIDERATIONS. The Company's business is subject to extensive federal, state and local environmental concerns and other regulatory requirements, which have affected and will continue to affect all of the Company's community development operations. These requirements include, with respect to development activities and land exchanges, the broad discretion that governmental agencies have in administering those requirements and "no growth" or "managed growth" political sentiments and the resulting regulatory implications, which have been increasing in recent years. All of these requirements can prevent, delay, make uneconomic or significantly increase the cost of the Company's developments.

If the land exchange for the Anthem Las Vegas project is not completed, that project would have to be reduced in scope and reconfigured, which could affect the timing and potential profitability of the project. The Company may then have to dispose of property it acquired for the exchange at a price below its purchase price.

In connection with the development of the Company's communities and other real estate projects, particularly those located in California, numerous governmental approvals and permits are required throughout the development process. No assurance can be given that the Company will receive, or receive in a timely manner, any of these approvals or permits. In addition, third parties can file lawsuits challenging approvals or permits received, which could cause substantial uncertainties and material delays for the project and, if successful, could result in approvals or permits being voided.

GEOGRAPHIC CONCENTRATION. The Company's operations are comprised of a limited number of communities in seven states and are particularly concentrated, in terms of both invested capital and profitability, in the Phoenix and Las Vegas metropolitan areas. The Company's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse region-specific matters.

A significant number of purchasers at the Company's active adult communities in Arizona, Nevada and southern California are from southern California. These communities have been and may in the future be affected by conditions in the southern California real estate market and the southern California economy generally.

CYCLICAL NATURE OF REAL ESTATE OPERATIONS. All of the Company's communities are subject to fluctuations in the real estate market, both where its communities are located and in areas where its potential customers reside, as well as the cyclical nature of real estate operations, general economic conditions and changing demographics.

The Company's communities are long-term projects. Sales activity at the Company's communities varies from period to period, and the ultimate success of any community cannot necessarily be judged by results in any particular period or periods. A community may generate significantly higher sales levels at inception, whether because of local pent-up demand in the area or other reasons, than in later periods over the life of the community. Revenues and earnings of the Company will also be affected by periodic fluctuations in the mix of product and home closings among the Company's communities and by sales of commercial land and facilities at the Company's communities.

INTEREST RATES. The Company's real estate operations depend on the availability and cost of mortgage financing. An increase in interest rates, which may result from governmental policies and other factors outside the control of the Company, may make it more difficult for the Company's potential customers to sell their existing homes in order to move to one of the Company's communities or to finance the purchases of their new homes.

CONSTRUCTION LABOR AND MATERIALS COST. The Company has from time to time experienced shortages of materials or qualified tradespeople and volatile increases in certain costs, particularly increases in the price of lumber and framing, which are significant components of home construction costs. This has caused longer than normal construction periods and cost increases that were not reflected in the prices of homes for which home sale contracts had been entered into up to one year in advance of scheduled closing. Generally, the Company's home sale contracts do not contain, or contain limited, provisions for price increases if the Company's costs of construction increase.

The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may cause construction delays, increase costs and the loss of some home sale contracts.

NATURAL RISKS. Some of the Company's communities are subject to natural risks including earthquakes, floods, tornadoes, hurricanes, severe winters and significant rainfall. Some of these conditions have had a significant impact on the Company's operations in the past. Any natural disaster could have a material adverse impact on the Company's results of operations in the future.

YEAR 2000 ISSUE. The Company expects to incur Year 2000-related costs in fiscal 2000 but does not at present anticipate that these costs will be material. The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would occur if it, or the third parties with whom it has significant relationships, were to cease or not successfully complete Year 2000 remediation efforts. In that event, the Company would encounter disruptions to its business that could have a material adverse effect on its results of operations. The Company would also be materially adversely affected by widespread economic or financial market disruption or by Year 2000 computer system failures at government agencies on which it is dependent for zoning, building permits and related matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue."

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

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names and ages of all executive officers of the Company and the offices held by each at July 31, 1999.

                                                                         YEARS
                                                           YEARS AS AN  EMPLOYED
                                                            EXECUTIVE    BY THE
      NAME           AGE            POSITION                 OFFICER    COMPANY
      ----           ---            --------                 -------    -------
P. J. Dion           54    Chairman of the Board and            17         17
                             Chief Executive Officer

L. C. Hanneman, Jr.  52    President and Chief Operating        10         27
                             Officer

J. H. Gleason        57    Executive Vice President,             9         11
                             Project Planning and
                             Development

J. A. Spencer        50    Executive Vice President and         14         20
                             Chief Financial Officer

R. C. Jones          54    Senior Vice President and             7          7
                             General Counsel

A. L. Mariucci       42    Senior Vice President,               13         15
                             Family and Country Club
                             Communities

D. V. Mickus         53    Vice President, Treasurer            13         16
                             and Secretary

D. E. Rau            42    Vice President and Controller        13         14

Mr. Dion has served as Chairman of the Board and Chief Executive Officer since 1987. Mr. Dion will retire as Chief Executive Officer effective November 1999.

Mr. Hanneman has served as President and Chief Operating Officer since May 1998. Prior to that time he served as Executive Vice President, overseeing active adult community operations, from May 1996 to May 1998, as Senior Vice President from January 1994 to May 1996 and as Vice President from 1989 to January 1994. From 1987 to May 1996 he served as General Manager of the Sun Cities Las Vegas.

Mr. Gleason has served as Executive Vice President, Project Planning and Development since February 1999. From January 1994 to February 1999 he served as Senior Vice President, Project Planning and Development.

Mr. Spencer has served as Chief Financial Officer since 1993. Since February 1999 he has served as Executive Vice President. From February 1991 to February 1999 he served as Senior Vice President.

Mr. Jones has served as Senior Vice President and General Counsel since May 1998. Prior to that time he served as Vice President and General Counsel from 1992 to May 1998.

Ms. Mariucci has served as Senior Vice President since May 1996. Prior to that time she served as a Vice President from June 1986 (when she began serving as Vice President, Corporate Planning and Development) to May 1996. She has had responsibility for overseeing the Company's family and country club communities since January 1998. Prior to that time she served as General Manager of Terravita from 1992 to January 1998 and General Manager of Anthem Arizona from July 1996 to January 1998.

Mr. Mickus has served as Vice President and Treasurer since 1985 and as Secretary since 1991.

Mr. Rau has served as Vice President and Controller since 1991.

EMPLOYEES

At June 30, 1999 the Company had 4,100 employees. The Company currently has no unionized employees. The Company believes that its employee relations are generally satisfactory.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome will not have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is listed on the New York Stock Exchange and Pacific Stock Exchange under the trading symbol (WBB). The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for the two fiscal years ended June 30,1999.

                                   SALES PRICE

                               FISCAL YEAR 1999              FISCAL YEAR 1998
                             --------------------          -------------------
QUARTER ENDED                  HIGH        LOW               HIGH        LOW
-------------                  ----        ---               ----        ---
September 30                 28 3/16     19 5/8             21 3/8      16 3/8
December 31                  29 1/2      17 1/16            27 3/8      17 7/8
March 31                     29          19 9/16            34 7/8      24 5/16
June 30                      25 15/16    19 15/16           30 1/2      23
--------------------------------------------------------------------------------

As of July 30, 1999 there were 2,758 shareholders of record of the Company's common stock.

The Company paid regular quarterly dividends of $.05 per share in the four fiscal years ended June 30, 1998 and for the quarter ended September 30, 1998. The Company ceased paying dividends thereafter and currently utilizes the capital that would otherwise be paid as cash dividends to make opportunistic purchases of its common stock or for other corporate purposes. The amount and timing of any future dividends is subject to the discretion of the Board of Directors.

The Company is party to a loan agreement and various indentures that contain covenants restricting the Company's ability to pay dividends and acquire its common stock. Under the most restrictive of these covenants, at June 30, 1999, $50.7 million of the Company's retained earnings were available for payment of cash dividends and the acquisition by the Company of its common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT AUDITORS)

The following tables set forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 1999. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
                                                                         YEAR ENDED JUNE 30,
                                                    -------------------------------------------------------------
                                                       1999         1998        1997 (1)     1996 (2)      1995
                                                    ----------   ----------   ----------   ----------    --------
STATEMENT OF OPERATIONS INFORMATION:
Revenues:
  Home sales - active adult communities             $1,084,463   $  830,728   $  786,746   $  669,055    $512,204
  Home sales - family and country club
    communities                                        302,658      287,656      357,343      342,774     252,277
  Land and facility sales and other                     79,060       59,383       42,173       38,904      38,638
                                                    ----------   ----------   ----------   ----------    --------
   Total revenues                                   $1,466,181   $1,177,767   $1,186,262   $1,050,733    $803,119
                                                    ==========   ==========   ==========   ==========    ========
Earnings (loss):
  Before extraordinary item                         $   58,090   $   42,533   $   39,686   $   (7,751)   $ 28,491
  Total                                                 58,090       42,533       38,401       (7,751)     28,491
                                                    ==========   ==========   ==========   ==========    ========
Net earnings (loss) per share - basic:
  Before extraordinary item                         $     3.20   $     2.39   $     2.26   $     (.44)   $   1.92
  Total                                                   3.20         2.39         2.18         (.44)       1.92
                                                    ==========   ==========   ==========   ==========    ========
Net earnings (loss) per share - assuming dilution:
  Before extraordinary item                         $     3.11   $     2.30   $     2.22   $     (.44)   $   1.87
  Total                                                   3.11         2.30         2.15         (.44)       1.87
                                                    ==========   ==========   ==========   ==========    ========
Cash dividends per share                            $      .05   $      .20   $      .20   $      .20    $    .20
                                                    ==========   ==========   ==========   ==========    ========

(1) Earnings for fiscal 1997 include a $1.3 million extraordinary loss from the early extinguishment of debt.

(2) In fiscal 1996, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, the Company incurred a non-cash loss from impairment of southern California real estate inventories of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of its Sun City Palm Desert active adult community. Exclusive of the non-cash loss, the Company's net earnings for fiscal 1996 were $34.5 million ($2.01 per share - basic or $1.96 per share - assuming dilution).

                                                            DOLLARS IN THOUSANDS
                                                                 AT JUNE 30,
                                      ------------------------------------------------------------------
                                         1999          1998          1997          1996          1995
                                      ----------    ----------    ----------    ----------    ----------
BALANCE SHEET INFORMATION:
  Total assets                        $1,866,797    $1,310,462    $1,086,662    $1,024,795    $  925,050
  Notes payable and senior debt          359,056       167,608       222,881       320,063       284,585
  Subordinated debt                      681,557       536,330       340,187       194,614       206,673
                                      ----------    ----------    ----------    ----------    ----------
  Total notes payable, senior and
    subordinated debt ("Debt")         1,040,613       703,938       563,068       514,677       491,258
  Shareholders' equity                $  404,794    $  345,767    $  299,830    $  264,776    $  229,342
  Total Debt divided by the sum
    of Debt and shareholders' equity        72.0%         67.1%         65.3%         66.0%         68.2%
                                      ==========    ==========    ==========    ==========    ==========

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

Set forth below is certain consolidated financial and operating data of the Company as of and for each of the three fiscal years ended June 30, 1999.

                                                             YEAR ENDED                 CHANGE               CHANGE
                                                              JUNE 30,               1999 VS 1998         1998 VS 1997
                                                   ------------------------------  -----------------    -----------------
                                                     1999       1998       1997     AMOUNT    PERCENT    AMOUNT    PERCENT
                                                   --------   --------   --------  --------    -----    --------    -----
OPERATING DATA:
 Number of net new orders:
   Active adult communities:
    Sun Cities Phoenix                              1,324      1,245      1,271        79       6.3%        (26)     (2.0%)
    Sun City Tucson                                   N/A        N/A         58       N/A       N/A         (58)   (100.0%)
    Sun Cities Las Vegas                            1,271      1,179      1,091        92       7.8%         88       8.1%
    Sun City Palm Desert                              501        443        262        58      13.1%        181      69.1%
    Sun Cities Northern California                    757        739        553        18       2.4%        186      33.6%
    Sun City Hilton Head                              425        396        337        29       7.3%         59      17.5%
    Sun City Georgetown                               349        437        440       (88)    (20.1%)        (3)     (0.7%)
    Sun City at Huntley                               700        N/A        N/A       700       N/A         N/A       N/A
    Florida communities                               318        240        N/A        78      32.5%        240       N/A
    Other communities                                 310        169        N/A       141      83.4%        169       N/A
                                                 --------   --------   --------   -------    ------     -------    ------
      Total active adult communities                5,955      4,848      4,012     1,107      22.8%        836      20.8%
                                                 --------   --------   --------   -------    ------     -------    ------
   Family and country club communities:
    Arizona country club communities                  244        N/A        226       244       N/A        (226)   (100.0%)
    Nevada country club communities                   218        N/A        N/A       218       N/A         N/A       N/A
    Arizona family communities                      1,216      1,116        917       100       9.0%        199      21.7%
    Nevada family communities                         505        319        262       186      58.3%         57      21.8%
    California family communities                     N/A        N/A        180       N/A       N/A        (180)   (100.0%)
                                                 --------   --------   --------   -------    ------     -------    ------
      Total family and country club communities     2,183      1,435      1,585       748      52.1%       (150)     (9.5%)
                                                 --------   --------   --------   -------    ------     -------    ------
        Total                                       8,138      6,283      5,597     1,855      29.5%        686      12.3%
                                                 ========   ========   ========   =======    ======     =======    ======
 Number of home closings:
   Active adult communities:
    Sun Cities Phoenix                              1,259      1,268      1,132        (9)     (0.7%)       136      12.0%
    Sun City Tucson                                   N/A        N/A        103       N/A       N/A        (103)   (100.0%)
    Sun Cities Las Vegas                            1,274      1,164      1,200       110       9.5%        (36)     (3.0%)
    Sun City Palm Desert                              482        304        248       178      58.6%         56      22.6%
    Sun Cities Northern California                    731        637        650        94      14.8%        (13)     (2.0%)
    Sun City Hilton Head                              400        386        371        14       3.6%         15       4.0%
    Sun City Georgetown                               382        448        616       (66)    (14.7%)      (168)    (27.3%)
    Sun City at Huntley                               195        N/A        N/A       195       N/A         N/A       N/A
    Florida communities                               460        170        N/A       290     170.6%        170       N/A
    Other communities                                 244         67        N/A       177     264.2%         67       N/A
                                                 --------   --------   --------   -------    ------     -------    ------
      Total active adult communities                5,427      4,444      4,320       983      22.1%        124       2.9%
                                                 --------   --------   --------   -------    ------     -------    ------
   Family and country club communities:
    Arizona country club communities                  N/A        120        410      (120)   (100.0%)      (290)    (70.7%)
    Nevada country club communities                    83        N/A        N/A        83       N/A         N/A       N/A
    Arizona family communities                        974        998      1,042       (24)     (2.4%)       (44)     (4.2%)
    Nevada family communities                         340        326        251        14       4.3%         75      29.9%
    California family communities                     N/A         20        183       (20)   (100.0%)      (163)    (89.1%)
                                                 --------   --------   --------   -------    ------     -------    ------
      Total family and country club communities     1,397      1,464      1,886       (67)     (4.6%)      (422)    (22.4%)
                                                 --------   --------   --------   -------    ------     -------    ------
        Total                                       6,824      5,908      6,206       916      15.5%       (298)     (4.8%)
                                                 ========   ========   ========   =======    ======     =======    ======

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                              YEAR ENDED                CHANGE                 CHANGE
                                                               JUNE 30,               1999 VS 1998           1998 VS 1997
                                                    -----------------------------   -----------------     -----------------
                                                      1999       1998       1997     AMOUNT    PERCENT     AMOUNT    PERCENT
                                                    --------   --------   -------   --------    -----     --------    -----
BACKLOG DATA:
 Homes under contract at June 30:
   Active adult communities:
    Sun Cities Phoenix                                 734        669        692        65       9.7%        (23)     (3.3%)
    Sun City Tucson                                    N/A        N/A        N/A       N/A       N/A         N/A       N/A
    Sun Cities Las Vegas                               545        548        533        (3)     (0.5%)        15       2.8%
    Sun City Palm Desert                               284        265        126        19       7.2%        139     110.3%
    Sun Cities Northern California                     408        382        280        26       6.8%        102      36.4%
    Sun City Hilton Head                               194        169        159        25      14.8%         10       6.3%
    Sun City Georgetown                                158        191        202       (33)    (17.3%)       (11)     (5.4%)
    Sun City at Huntley                                505        N/A        N/A       505       N/A         N/A       N/A
    Florida communities                                133        275        N/A      (142)    (51.6%)       275       N/A
    Other communities                                  168        102        N/A        66      64.7%        102       N/A
                                                  --------   --------   --------  --------     -----    --------     -----
      Total active adult communities                 3,129      2,601      1,992       528      20.3%        609      30.6%
                                                  --------   --------   --------  --------     -----    --------     -----
   Family and country club communities:
    Arizona country club communities                   244        N/A        120       244       N/A        (120)   (100.0%)
    Nevada country club communities                    135        N/A        N/A       135       N/A         N/A       N/A
    Arizona family communities                         727        485        367       242      49.9%        118      32.2%
    Nevada family communities                          249         84         91       165     196.4%         (7)     (7.7%)
    California family communities                      N/A        N/A         20       N/A       N/A         (20)   (100.0%)
                                                  --------   --------   --------  --------     -----    --------     -----
      Total family and country club communities      1,355        569        598       786     138.1%        (29)     (4.8%)
                                                  --------   --------   --------  --------     -----    --------     -----
        Total                                        4,484      3,170      2,590     1,314      41.5%        580      22.4%
                                                  ========   ========   ========  ========     =====    ========     =====
 Aggregate contract sales amount
   (dollars in millions)                          $  1,038   $    642   $    514  $    396      61.7%   $    128      24.9%
                                                  ========   ========   ========  ========     =====    ========     =====
 Average contract sales amount per
   home (dollars in thousands)                    $    231   $    203   $    198  $     28      13.8%   $      5       2.5%
                                                  ========   ========   ========  ========     =====    ========     =====
AVERAGE REVENUE PER HOME
 CLOSING:
   Active adult communities:
    Sun Cities Phoenix                            $178,300   $157,400   $158,900  $ 20,900      13.3%   $ (1,500)     (0.9%)
    Sun City Tucson                                    N/A        N/A    167,000       N/A       N/A         N/A       N/A
    Sun Cities Las Vegas                           208,700    202,400    182,900     6,300       3.1%     19,500      10.7%
    Sun City Palm Desert                           243,800    234,000    221,100     9,800       4.2%     12,900       5.8%
    Sun Cities Northern California                 239,800    219,200    215,800    20,600       9.4%      3,400       1.6%
    Sun City Hilton Head                           189,100    173,100    168,100    16,000       9.2%      5,000       3.0%
    Sun City Georgetown                            218,300    201,000    183,100    17,300       8.6%     17,900       9.8%
    Sun City at Huntley                            236,700        N/A        N/A       N/A       N/A         N/A       N/A
    Florida communities                            115,900     97,900        N/A    18,000      18.4%        N/A       N/A
    Other communities                              175,300    168,000        N/A     7,300       4.3%        N/A       N/A
      Average active adult communities             199,800    186,900    182,100    12,900       6.9%      4,800       2.6%
   Family and country club communities:
    Arizona country club communities                   N/A    310,200    292,100       N/A       N/A      18,100       6.2%
    Nevada country club communities                379,000        N/A        N/A       N/A       N/A         N/A       N/A
    Arizona family communities                     211,100    191,000    152,300    20,100      10.5%     38,700      25.4%
    Nevada family communities                      193,000    172,100    159,800    20,900      12.1%     12,300       7.7%
    California family communities                      N/A    186,600    211,900       N/A       N/A     (25,300)    (11.9%)
     Average family and country club communities   216,600    196,500    189,500    20,100      10.2%      7,000       3.7%
       Total average                              $203,300   $189,300   $184,400  $ 14,000       7.4%   $  4,900       2.7%
                                                  ========   ========   ========  ========     =====    ========     =====

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                          YEAR ENDED              CHANGE             CHANGE
                                                           JUNE 30,             1999 VS 1998      1998 VS 1997
                                                    -----------------------    --------------    --------------
                                                    1999     1998     1997     AMOUNT  PERCENT   AMOUNT  PERCENT
                                                    -----    -----    -----    -----    -----    -----    -----
OPERATING STATISTICS:
  Costs and expenses as a percentage of revenues:
    Home construction, land and other                75.9%    76.3%    77.0%    (0.4%)   (0.5%)   (0.7%)   (0.9%)
    Selling, general and administrative              13.9%    14.1%    13.6%    (0.2%)   (1.4%)    0.5%     3.7%
    Interest                                          4.0%     3.9%     4.2%     0.1%     2.6%    (0.3%)   (7.1%)

  Ratio of home closings to homes under
    contract in backlog at beginning of period      215.3%   228.1%   194.0%   (12.8%)   (5.6%)   34.1%    17.6%
                                                    =====    =====    =====    =====    =====    =====    =====

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

The Sun Cities Northern California include Sun City Roseville and Sun City Lincoln Hills. The Company began taking new home sales orders at Sun City Lincoln Hills in February 1999.

The Company began taking new home sales orders at Sun City at Huntley in September 1998. Home closings began at Sun City at Huntley in April 1999.

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

Arizona country club communities include Terravita and Anthem Country Club. The Company completed new order activity and home closings at Terravita in fiscal 1998. The Company began taking new home sales orders at Anthem Country Club in February 1999.

The Company began taking new home sales orders at Anthem Country Club (a Nevada country club community near Las Vegas) in July 1998. Home closings began at Anthem Country Club in February 1999.

The Company completed new order activity for its California family communities in June 1997. Home closings for these communities were completed in August 1997.

A substantial majority of the backlog at June 30, 1999 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the years ended June 30, 1999, 1998 and 1997, cancellations of home sales orders as a percentage of new home sales orders written during the year were 14.4 percent, 13.9 percent and 17.1 percent, respectively. See "Business and Properties - Forward Looking Information; Certain Cautionary Statements."

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

REVENUES. Total revenues increased to $1.47 billion for the fiscal year ended June 30, 1999 from $1.18 billion for the fiscal year ended June 30, 1998.

Active adult community homebuilding revenues increased to $1.08 billion for fiscal 1999 from $831 million for fiscal 1998. The Company's Sun City Anthem community near Las Vegas, Sun City at Huntley community near Chicago, Florida communities and smaller-scale active adult communities in Arizona and California (which collectively had only 237 home closings in fiscal 1998) accounted for $155 million of the increase in active adult community homebuilding revenues. An increase in the average revenue per home closing resulted in $74 million of the increase in active adult community homebuilding revenues. Sun City Palm Desert and Sun City Roseville, which respectively closed 178 and 94 more homes in fiscal 1999 than in fiscal 1998, accounted for $62 million of the increase in active adult community homebuilding revenues. Management believes that these increases are largely attributable to improvement in California's real estate economy and its economy generally. Partially offsetting these increases were $40 million of decreased revenues from decreased home closings at the nearly complete community of Sun City Summerlin in Las Vegas.

Family and country club community homebuilding revenues increased to $303 million for fiscal 1999 from $288 million for fiscal 1998. The Company's Anthem communities near Las Vegas and Coventry Bellasera community near Phoenix (which collectively had only 39 home closings in fiscal 1998) accounted for a $49 million increase in family and country club community homebuilding revenues. An increase in the average revenue per home closing resulted in $15 million of the increase in family and country club community homebuilding revenues. Partially offsetting these increases were $52 million of decreased revenues from decreased home closings at the completed Terravita, Coventry Tucson and Coventry Southern California communities, which collectively had only 140 home closings in fiscal 1999.

Land and facility sales and other revenues increased to $79 million for fiscal 1999 from $59 million for fiscal 1998. The increase was largely attributable to the sale of all of the Company's unsold family community lots in the Tucson area and a gain on an equipment sale in fiscal 1999. The Company currently intends to offer for sale in fiscal 2000 certain land parcels in its Arizona family community operations and all remaining home sites at its Nevada family community operations (see "Liquidity and Financial Condition of the Company").

Total revenues decreased slightly to $1.18 billion for fiscal 1998 from $1.19 billion for the fiscal year ended June 30, 1997. Active adult community homebuilding revenues increased to $831 million for fiscal 1999 from $787 million for fiscal 1998. This increase in active adult community homebuilding revenues was primarily due to the commencement in fiscal 1998 of active adult community operations in Florida, home closings at two smaller-scale active adult communities in Arizona and California and an increase in the average revenue per home closing.

Family and country club community homebuilding revenues decreased to $288 million for fiscal 1998 from $357 million for fiscal 1997. This decrease was due to decreased home closings at Terravita and California family communities, reflecting the completion of those operations.

Land and facility sales and other revenues increased to $59 million for fiscal 1998 from $42 million for fiscal for fiscal 1997. The increase was primarily attributable to the sale of a golf course and shopping center in connection with the completion of operations at Terravita.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $1.11 billion for fiscal 1999 from $899 million for fiscal 1998 was largely due to the increase in home closings. As a percentage of revenues, these costs decreased to 75.9 percent for fiscal 1999 from 76.3 percent for fiscal 1998. Homebuilding margins improved to 24.2 percent in fiscal 1999 from 23.0 percent in fiscal 1998, primarily as a result of increased revenue per home closing at virtually all of the Company's communities.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (CONTINUED)

The decrease in home construction, land and other costs to $899 million for fiscal 1998 from $914 million for fiscal 1997 was primarily due to the decrease in home closings. These costs as a percentage of revenues decreased to 76.3 percent for fiscal 1998 from 77.0 percent for fiscal 1997, with the decrease primarily due to improved margins on land and facility sales. The improved margins on land and facility sales were largely due to the declining volume of lower-margin land sales at a completed residential land development project in Phoenix. A higher profit margin on home closings was also realized as a result of a change in mix of product and home closings among the Company's family community operations.

On a period-to-period basis, home construction, land and other costs as a percentage of revenues will vary due to, among other things, changes in product mix, differences between individual communities, lot premiums, optional upgrades, price increases and changes in construction costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.9 percent for fiscal 1999 compared to 14.1 percent for fiscal 1998. This decrease resulted from the spreading of corporate overhead over significantly greater revenues.

As a percentage of revenues, selling, general and administrative expenses increased to 14.1 percent for fiscal 1998 from 13.6 percent for fiscal 1997. This increase was due primarily to increased corporate overhead to investigate new market opportunities and support an increased number of pre-operating communities.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.0 percent for fiscal 1999 compared to 3.9 percent for fiscal 1998. This increase was primarily due to an increase in debt levels (see "Liquidity and Financial Condition of the Company").

As a percentage of revenues, amortization of capitalized interest was 3.9 percent for fiscal 1998 compared to 4.2 percent for fiscal 1997. This decrease was primarily due to an increase in pre-operating communities, at which interest was being capitalized on qualified assets but at which interest amortization on home closings had not yet begun.

INCOME TAXES. The increases in income taxes to $33 million in fiscal 1999 from $24 million in fiscal 1998, and to $24 million in fiscal 1998 from $22 million in fiscal 1997, were due to the increases in earnings before income taxes. The effective tax rate in each of the three fiscal years was 36 percent.

EXTRAORDINARY ITEM. In connection with the early redemption of all of the Company's $100 million of outstanding 10 7/8% Senior Notes at par on March 31, 1997, an extraordinary loss of $1.3 million was recognized in fiscal 1997.

NET EARNINGS. The increase in net earnings to $58 million for fiscal 1999 compared to $43 million for fiscal 1998 was primarily attributable to the increase in home closings, revenues and homebuilding gross margins.

The increase in net earnings to $43 million for fiscal 1998 from $38 million for fiscal 1997 was primarily attributable to the increase in earnings from land and facility sales. Largely due to the sale of a golf course and shopping center at Terravita, earnings before income taxes attributable to land and facility sales increased to $15 million for fiscal 1998 compared to $5.2 million for fiscal 1997. Land and facility sales are a normal part of the Company's operations but occur irregularly and vary significantly in magnitude, complicating period-to-period comparisons.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (CONTINUED)

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in fiscal 1999 were 29.5 percent higher than in fiscal 1998. The number of homes under contract at June 30, 1999 was 41.5 percent higher than at June 30, 1998. Both of these increases were primarily attributable to Sun City at Huntley and the family and country club communities at the Anthem projects near Phoenix and Las Vegas. These communities had new order activity in fiscal 1999 but had not yet commenced new order activity in fiscal 1998. Management believes that the decreases in net new orders and backlog at Sun City Georgetown and the Florida active adult communities may have been partially attributable to the impact of increased sales prices and potential buyers awaiting the recent openings of new model homes.

Total net new orders in fiscal 1998 were 12.3 percent higher than in fiscal 1997. Net new orders at operations that were selling homes in both fiscal 1998 and fiscal 1997 increased 12.5 percent.

The increase in total net new orders in fiscal 1998 was largely due to the commencement of Florida active adult community operations in January 1998 and net new order activity at two smaller-scale active adult communities in Arizona and California and the Coventry Bellasera community near Phoenix in fiscal 1998. These increases were partially offset by declines attributable to the completed operations of Terravita, California family communities and Sun City Tucson.

The increase in net new orders at communities that were selling homes in both fiscal 1998 and fiscal 1997 was largely due to increases at Sun City Roseville and Sun City Palm Desert, which management believes was attributable to continued improvement in the California real estate economy and its economy generally, as well as to the introduction of new models. Management believes that the increase in net new orders at the Sun Cities Las Vegas was due to the continued strength of the Las Vegas market. At Sun City Hilton Head, management believes that the increase in net new orders was partially due to the fact that important commercial and service-related businesses had announced development plans for the area adjacent to Sun City Hilton Head. Family community net new orders increased as a result of increases in Phoenix and Las Vegas.

The number of homes under contract at June 30, 1998 was 22.4 percent higher than at June 30, 1997. Management believe that this backlog increase was largely due to the same factors that produced the increase in net new orders. Backlog decreases were experienced at the Sun Cities Phoenix (where Sun City West was approaching completion) and Sun City Georgetown (where management believes sales had leveled after satisfaction of initial local pent-up demand).

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

The cash flow for each of the Company's communities can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, acquiring large tracts of land, obtaining development approvals, developing land and lots and constructing project infrastructure (such as roads and utilities), large recreation centers, golf courses, model homes and sales facilities. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include amortization charges for substantial amounts of previously expended costs.

During fiscal 1999 the Company generated $570 million of net cash from operating community sales activities, used $328 million for land and lot and amenity development at operating communities, paid $381 million for costs related to communities in the pre-operating stage and used $139 million for other operating activities. The resulting $278 million of net cash used for operating activities was funded mainly through borrowings under the Company's $500 million senior unsecured revolving credit facility (the "Credit Facility") and $25 million short-term lines of credit (together with the Credit Facility, the "Credit Facilities"). The net proceeds from the February 1999 public offering of $150 million in principal amount of 10 1/4% Senior Subordinated Debentures due 2010 (the "Offering") were used to repay a portion of the indebtedness outstanding under the Credit Facility. Increased home sale deposits (resulting from the increase in net new orders and backlog) were also a significant source of funding in fiscal 1999.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (CONTINUED)

Real estate development is dependent on, among other things, the availability and cost of financing. In periods of significant growth, the Company may require significant additional capital resources, whether from issuances of equity or by increasing its indebtedness. In fiscal 1999 the Company decided to engage in substantial development and permit its leverage to increase substantially. It had under development, among other projects: (i) Sun City Lincoln Hills, the successor community to Sun City Roseville; (ii) Anthem Las Vegas, which includes Sun City Anthem, country club and family communities; (iii) Anthem Arizona, which includes country club and family communities and (iv) Sun City at Huntley.

To date, material cash expenditures have been made for these communities. The Company anticipates that it will make material additional development and housing construction expenditures at these communities through at least December 31, 1999. In order to provide adequate capital to meet the Company's operating requirements for the next 12 months, the Company in February 1999 completed the Offering and negotiated an increase in the amount of its Credit Facility from $450 million to $500 million. At June 30, 1999 the Company had $301 million outstanding under the Facilities. At that date, $99 million of the $224 million of unused capacity under the Credit Facilities was not available to the Company. However, as a result of an amendment, effective July 1, 1999, to the "Total Debt to Tangible Net Worth" covenant under the Credit Facility, the Company had full availability of the Credit Facilities (the short-term lines of credit were $15 million as of that date).

As a result of public offerings of debt and borrowings to fund development expenditures, described above, the Company is considerably more highly leveraged at June 30, 1999 than it has been in recent years. The Company expects to continue to borrow additional amounts under the Credit Facilities to fund continuing development at these communities. The Company expects to have adequate capital resources to meet its needs for the next 12 months. In addition, the Company will offer for sale to other home builders certain land parcels in its Arizona family community operations and substantially all remaining lots in its Nevada family communities and to otherwise manage its expenditures to meet its needs and available resources over this time period. If there is a significant downturn in the Company's anticipated operations, the Company will need to further modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, delaying development expenditures at its communities.

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

At June 30, 1999, under the most restrictive of the covenants in the Company's debt agreements, $51 million of the Company's retained earnings was available for payment of cash dividends and the acquisition by the Company of its common stock.

MARKET RISK FOR FINANCIAL INSTRUMENTS

The Company does not trade in derivative financial instruments and at June 30, 1999 had no significant derivative financial instruments. The Company does have other financial instruments, for purposes other than trading, in the form of notes payable, senior and subordinated debt. The Company's Credit Facility, short-term lines of credit and some real estate and other notes are at variable interest rates and are thus subject to market risk in the form of fluctuations in interest rates.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (CONTINUED)

The following table provides interest rate sensitivity information about the Company's notes payable, senior and subordinated debt at June 30, 1999 (dollars in millions):


                              AMOUNT BY SCHEDULED MATURITY FOR                              ESTIMATED
                                FISCAL YEARS ENDING JUNE 30,                               FAIR VALUE
                     -----------------------------------------------                       AT JUNE 30,
                      2000      2001      2002      2003      2004    THEREAFTER    TOTAL     1999
                      ----      ----      ----      ----      ----    ----------    -----     ----
FIXED RATE DEBT
  Amount             $  7.8   $  2.3   $   3.2   $ 101.0   $ 11.6     $ 592.9     $ 718.8    $ 731.9
  Average Interest
    Rate                7.6%     7.8%      8.1%      9.7%     7.1%        9.6%        9.5%

VARIABLE RATE DEBT
  Amount             $ 35.5   $  0.1   $ 286.0        --       --     $   0.2     $ 321.8    $ 321.8
  Average Interest
    Rate                8.0%     8.8%      7.8%       --       --         8.8%        7.8%

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures.

Through June 30, 1999, the Company's Year 2000 remediation efforts have focused primarily on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). Starting approximately three years ago, the Company initiated a comprehensive review of its core business applications to determine the adequacy of these systems to meet future business requirements. Year 2000 readiness was only one of many factors considered in this assessment. Out of this effort, a number of systems were identified for upgrade or replacement. In no case was a system being replaced solely because of Year 2000 issues, although in some cases the timing of system replacements was accelerated. Thus, the Company does not believe the costs of these system replacements, the majority of which related to software acquisitions and were thus capitalized, were specifically Year 2000 related. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific information technology projects have been deferred to date as a result of its Year 2000 efforts.

As of August 1999, the Company believes all of its core business systems are adequately Year 2000 capable for its purposes, except for its lead tracking and mortgage processing systems and some of its document imaging systems. Projects are currently underway to replace these systems, with implementations and testing scheduled for completion by October 1999. As with systems that have already been replaced, the Company does not believe the costs of these remaining replacements, which are anticipated to aggregate approximately $2 million, are specifically Year 2000 related. The Company has also purchased at a cost of approximately $100,000 a software product that, it believes, can identify personal computers and related equipment with imbedded software that is not adequately Year 2000 capable for the Company's purposes. The Company expects to incur costs to replace or repair such equipment, but it has not at this time determined the amount of these costs. Since some of the equipment would otherwise be replaced through normal attrition, lease expirations and scheduled upgrades in the ordinary course of business, it is possible that many of these costs would not be solely related to Year 2000 readiness.

The Company is also assessing other potential Year 2000 issues, including non-information technology systems. A broad-based Year 2000 Task Force has been formed and is meeting regularly to identify areas of concern and develop action plans. The Company currently anticipates that testing of non-information technology systems will also be completed by October 1999. As part of the Year 2000 Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties are being considered to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force includes both internal and Company-external representation.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (CONTINUED)

The Company expects to incur Year 2000-related costs in fiscal 2000 but does not at present anticipate that these costs will be material. The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that the Company or the third parties with whom it has material relationships were to be unsuccessful in their Year 2000 remediation efforts. In that event, the Company may encounter disruptions to its business that could have a material adverse effect on it. The Company would also be materially adversely affected by widespread economic or financial market disruption or by Year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters.

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

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES, to establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, which will be effective for the Company for its fiscal year ending June 30, 2001, is not expected to have a significant impact on the Company's consolidated financial statements since the Company does not have significant derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Executive Officers of the Registrant, see "Item 1 - Executive Officers of the Company" at the end of Part I of this report. Information with respect to the Directors of the Registrant is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Annual Report on Form 10-K.

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

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to do so, in Phoenix, Arizona on the 16th day of September, 1999.

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

         Signature                     Title                       Date
         ---------                     -----                       ----

/s/ Philip J. Dion           Chairman and Chief Executive     September 16, 1999
---------------------------  Officer (Principal Executive
    (Philip J. Dion)         Officer)

/s/ LeRoy C. Hanneman, Jr.   President, Chief Operating       September 16, 1999
---------------------------  Officer and Director
   (LeRoy C. Hanneman, Jr.)  (Principal Operating Officer)

/s/ John A. Spencer          Executive Vice President and     September 16, 1999
---------------------------  Chief Financial Officer
    (John A. Spencer)        (Principal Financial Officer)

/s/ David E. Rau             Vice President and Controller    September 16, 1999
---------------------------  (Principal Accounting Officer)
    (David E. Rau)

/s/ D. Kent Anderson         Director                         September 16, 1999
---------------------------
    (D. Kent Anderson)

/s/ Michael O. Maffie        Director                         September 16, 1999
---------------------------
(Michael O. Maffie)

/s/ J. Russell Nelson        Director                         September 16, 1999
---------------------------
    (J. Russell Nelson)

/s/ Peter A. Nelson          Director                         September 16, 1999
---------------------------
    (Peter A. Nelson)

/s/ Michael E. Rossi         Director                         September 16, 1999
---------------------------
    (Michael E. Rossi)

/s/ Glenn W. Schaeffer       Director                         September 16, 1999
---------------------------
    (Glenn W. Schaeffer)

/s/ C. Anthony Wainwright    Director                         September 16, 1999
---------------------------
    (C. Anthony Wainwright)

/s/ Sam Yellen               Director                         September 16, 1999
---------------------------
    (Sam Yellen)

                              DEL WEBB CORPORATION
                                    FORM 10-K
                         ITEM 8, ITEM 14(A) (1) AND (2)
             INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following financial statements required to be included in Item 8 and other disclosures by the Registrant are listed below:

                                                                            PAGE

Management's Report.........................................................  25

Independent Auditors' Report................................................  26

Consolidated Financial Statements:

  Balance Sheets as of June 30, 1999 and 1998...............................  27

  Statements of Earnings for each of the years in the three-year period ended June 30, 1999..............................................  28

  Statements of Shareholders' Equity for each of the years in the three-year period ended June 30, 1999...................................  29

  Statements of Cash Flows for each of the years in the three-year period ended June 30, 1999..............................................  30

  Notes to Consolidated Financial Statements................................  32

The  following   financial   statement   schedule  of  the  Registrant  and  its
subsidiaries is included in Item 14(a)(2):

                                                                            PAGE
Consolidated Financial Statement Schedule:

  II  Valuation and Qualifying Accounts for each of the years in the three-year period ended June 30, 1999.................................  45

Information other than that contained in the schedule listed above is omitted because the conditions requiring filing do not exist or because the required information is given in the financial statements, including the notes thereto.

MANAGEMENT'S REPORT

FINANCIAL STATEMENTS

Del Webb Corporation is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements have been audited by the independent accounting firm, KPMG LLP, which was given access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. The Company believes that all representations made to the independent auditors during their audit were valid and appropriate. KPMG LLP's audit report is presented on the following page.

INTERNAL CONTROL SYSTEM

The Company maintains a system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition. This system is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and division of responsibility, established policies and procedures (including a code of conduct) which are communicated throughout the Company, and the selection, training and development of employees. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the board of directors, and corrective actions are taken to correct deficiencies if and as they are identified. The board, operating through its audit committee which is composed of directors who are not officers or employees of the Company, provides oversight to the financial reporting and asset safeguarding process.

Even an effective internal control system, no matter how well designed, has inherent limitations - including the possibility of the circumvention or overriding of controls - and therefore can provide only reasonable assurance with respect to financial statement preparation and asset safeguarding. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company assessed its internal control system as of June 30, 1999 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, at June 30, 1999, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.


/s/ Philip J. Dion
---------------------------
Philip J. Dion
Chairman and Chief Executive Officer


/s/ John A. Spencer
---------------------------
John A. Spencer
Executive Vice President and Chief Financial Officer


June 30, 1999

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Webb Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    /s/ KPMG LLP

Phoenix, Arizona
August 16, 1999

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                                            IN THOUSANDS
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
                                     ASSETS

Real estate inventories (Notes 2, 6 and 11)           $ 1,622,581   $ 1,113,297
Cash and short-term investments                            22,669        14,362
Receivables (Note 3)                                       33,529        41,498
Property and equipment, net (Note 4)                       72,423        33,333
Other assets (Note 5)                                     115,595       107,972
                                                      -----------   -----------
                                                      $ 1,866,797   $ 1,310,462
                                                      ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, senior and subordinated debt (Note 6)  $ 1,040,613   $   703,938
Contractor and trade accounts payable                     115,456        78,114
Accrued liabilities and other payables                    127,980        98,066
Home sale deposits                                        145,362        80,332
Deferred income taxes (Note 7)                             22,510         4,245
Income taxes payable (Note 7)                              10,082            --
                                                      -----------   -----------
    Total liabilities                                   1,462,003       964,695
                                                      -----------   -----------
Shareholders' equity:
  Common stock, $.001 par value. Authorized
    30,000,000 shares; issued 18,221,385 shares
    and 18,107,606 shares at June 30,1999 and
    1998, respectively (Note 8)                                18            18
  Additional paid-in capital                              168,865       166,328
  Retained earnings (Note 6)                              242,075       184,890
                                                      -----------   -----------
                                                          410,958       351,236
  Less deferred compensation (Note 8)                      (6,164)       (5,469)
                                                      -----------   -----------
     Total shareholders' equity                           404,794       345,767
                                                      -----------   -----------
                                                      $ 1,866,797   $ 1,310,462
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                        IN THOUSANDS
                                                                   EXCEPT PER SHARE DATA
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Revenues (Note 10)                                        $ 1,466,181   $ 1,177,767   $ 1,186,262
                                                          -----------   -----------   -----------
Costs and expenses (Note 10):
  Home construction, land and other                         1,112,525       898,754       913,872
  Selling, general and administrative                         203,711       166,343       160,924
  Interest (Note 11)                                           59,179        46,212        49,457
                                                          -----------   -----------   -----------
                                                            1,375,415     1,111,309     1,124,253
                                                          -----------   -----------   -----------
    Earnings before income taxes and extraordinary item        90,766        66,458        62,009
Income taxes (Note 7)                                          32,676        23,925        22,323
                                                          -----------   -----------   -----------
    Earnings before extraordinary item                         58,090        42,533        39,686
Extraordinary item:
  Loss from extinguishment of debt (net of $700 tax)               --            --         1,285
                                                          -----------   -----------   -----------
    Net earnings                                          $    58,090   $    42,533   $    38,401
                                                          ===========   ===========   ===========
Weighted average shares outstanding - basic                    18,174        17,829        17,580
                                                          ===========   ===========   ===========
Weighted average shares outstanding - assuming dilution        18,705        18,458        17,862
                                                          ===========   ===========   ===========
Earnings per share - basic:
  Earnings before extraordinary item                      $      3.20   $      2.39   $      2.26
  Extraordinary item                                               --            --         (0.07)
                                                          -----------   -----------   -----------
    Net earnings                                          $      3.20   $      2.39   $      2.18
                                                          ===========   ===========   ===========
Earnings per share - assuming dilution:
  Earnings before extraordinary item                      $      3.11   $      2.30   $      2.22
  Extraordinary item                                               --            --         (0.07)
                                                          ===========   ===========   ===========
    Net earnings                                          $      3.11   $      2.30   $      2.15
                                                          ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                     DELL WEBB CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                      IN THOUSANDS
                                  -----------------------------------------------------------------------------------
                                   COMMON                ADDITIONAL                                           TOTAL
                                   SHARES      COMMON     PAID-IN    RETAINED    TREASURY     DEFERRED    SHAREHOLDERS'
                                 OUTSTANDING    STOCK     CAPITAL    EARNINGS      STOCK    COMPENSATION     EQUITY
                                  ---------   ---------  ---------   ---------   ---------   ---------      ---------
Balances at July 1, 1996             17,538   $      18  $ 158,262   $ 111,033   $     (70)  $  (4,467)     $ 264,776

Shares issued and retired for
stock option and restricted
stock plans, net of
  amortization                          166          --      2,046          --         261         (37)         2,270

Treasury stock acquired                (137)         --         --          --      (2,105)         --         (2,105)

Cash dividends ($.20 per share)          --          --         --      (3,512)         --          --         (3,512)

Net earnings                             --          --         --      38,401          --          --         38,401
                                  ---------   ---------  ---------   ---------   ---------   ---------      ---------

Balances at June 30, 1997            17,567          18    160,308     145,922      (1,914)     (4,504)       299,830

Shares issued and retired for
stock option and restricted
stock plans, net of
  amortization                          541          --      6,025          --       1,918        (965)         6,978

Shares repurchased                       --          --         (5)         --          (4)         --             (9)

Cash dividends ($.20 per share)          --          --         --      (3,565)         --          --         (3,565)

Net earnings                             --          --         --      42,533          --          --         42,533
                                  ---------   ---------  ---------   ---------   ---------   ---------      ---------

Balances at June 30, 1998            18,108          18    166,328     184,890          --      (5,469)       345,767

Shares issued and retired for
stock option and restricted
stock plans, net of
  amortization                          184          --      3,982          --          --        (695)         3,287

Shares repurchased                      (71)         --     (1,445)         --          --          --         (1,445)

Cash dividends ($.05 per share)          --          --         --        (905)         --          --           (905)

Net earnings                             --          --         --      58,090          --          --         58,090
                                  ---------   ---------  ---------   ---------   ---------   ---------      ---------


Balances at June 30, 1999            18,221   $      18  $ 168,865   $ 242,075   $      --   $  (6,164)     $ 404,794
                                  =========   =========  =========   =========   =========   =========      =========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                             1999           1998           1997
                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to community home sales            $ 1,394,475    $ 1,113,118    $ 1,115,546
  Cash received from commercial land and facility sales
    at operating communities                                                   56,746         43,185         12,395
  Cash paid for costs related to home construction at operating
    communities                                                              (881,272)      (712,509)      (742,091)
                                                                          -----------    -----------    -----------
      Net cash provided by operating community sales activities               569,949        443,794        385,850
  Cash paid for land acquisitions at operating communities                    (33,626)       (29,294)       (41,650)
  Cash paid for lot development at operating communities                     (197,650)      (147,844)      (134,709)
  Cash paid for amenity development at operating communities                  (96,650)       (45,911)       (56,503)
                                                                          -----------    -----------    -----------
      Net cash provided by operating communities                              242,023        220,745        152,988
  Cash paid for costs related to communities in the pre-operating stage      (381,361)      (162,910)       (81,755)
  Cash received from (paid for) mortgage operations                             3,138         (5,673)         2,213
  Cash received from (paid for) residential land development project           (1,361)         5,195          7,110
  Cash paid for corporate activities                                          (64,057)       (59,871)       (42,327)
  Interest paid                                                               (73,348)       (53,118)       (45,854)
  Cash paid for income taxes                                                   (2,807)       (14,930)       (14,879)
                                                                          -----------    -----------    -----------
      Net cash used for operating activities                                 (277,773)       (70,562)       (22,504)
                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (43,480)       (16,855)        (4,284)
  Investments in life insurance policies                                       (1,835)        (4,568)        (3,222)
                                                                          -----------    -----------    -----------
      Net cash used for investing activities                                  (45,315)       (21,423)        (7,506)
                                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                  739,740        592,611        547,871
  Repayments of debt                                                         (407,813)      (513,531)      (506,990)
  Stock repurchases                                                            (1,445)            (9)        (2,105)
  Proceeds from exercise of common stock options                                1,818          6,126          1,121
  Dividends paid                                                                 (905)        (3,565)        (3,512)
                                                                          -----------    -----------    -----------
      Net cash provided by financing activities                               331,395         81,632         36,385
                                                                          -----------    -----------    -----------
Net increase (decrease) in cash and short-term investments                      8,307        (10,353)         6,375
Cash and short-term investments at beginning of year                           14,362         24,715         18,340
                                                                          -----------    -----------    -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                            $    22,669    $    14,362    $    24,715
                                                                          ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                    1999         1998         1997
                                                                  ---------    ---------    ---------
Reconciliation of net earnings to net
  cash used for operating activities:
  Net earnings                                                    $  58,090    $  42,533    $  38,401
  Amortization of non-cash common costs in
   costs and expenses, excluding interest                           365,260      273,173      268,806
  Amortization of capitalized interest in
   costs and expenses                                                59,179       46,212       49,457
  Deferred compensation amortization                                  2,431        1,838        1,748
  Depreciation and other amortization                                 8,134        6,725        6,425
  Deferred income taxes on earnings before extraordinary item        18,265       10,771        6,086
  Extraordinary loss from extinguishment of debt (net of tax)            --           --        1,285
  Net increase in home construction costs                           (83,198)        (152)      (4,218)
  Land acquisitions                                                 (40,619)     (69,482)     (61,499)
  Lot development                                                  (411,309)    (204,080)    (155,348)
  Amenity development                                              (279,150)     (99,280)     (89,063)
  Pre-acquisition costs                                                  --      (13,776)     (19,869)
  Net change in other assets and liabilities                         25,144      (65,044)     (64,715)
                                                                  ---------    ---------    ---------
      Net cash used for operating activities                      $(277,773)   $ (70,562)   $ (22,504)
                                                                  =========    =========    =========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Del Webb Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

     OPERATIONS

     The Company conducts it operations in Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas (see Note 12). The Company's active adult communities (primarily its Sun City communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. Within all of its communities, the Company is usually the exclusive builder of homes.

     The   Company's   operations   are   subject  to  a  number  of  risks  and
     uncertainties, including, but not limited to, risks associated: with financing and leverage; the development of future communities, including in new geographic markets; governmental regulation, including growth management and land exchanges with governmental entities; environmental considerations; competition; the geographic concentration of the Company's operations; the cyclical nature of real estate operations; interest rate increases; fluctuations in labor and material costs; natural risks that exist in certain of the Company's market areas; and year 2000 disruptions.

     REAL ESTATE INVENTORIES

     Real estate inventories include undeveloped land, partially improved land, amenities and homes on finished lots, in various stages of completion. These assets include direct construction costs for homes and common costs. Common costs include land; general and subdivision land development costs; model home, vacation home and owned golf course costs in excess of normal direct construction costs; costs of community sales centers; costs of assets (such as golf courses and recreation centers) contributed to certain of the community associations; costs of subsidizing the community associations; development period interest and other costs. All of these common costs are capitalized and, along with estimated future common costs, are allocated on a community by community basis to residential and commercial lots based upon the estimated relative sales value that each lot has to the estimated aggregate sales value of all lots in the community. Home construction, land and other costs and expenses includes the direct construction costs of the home and an allocation of common costs. Sales commissions and advertising expenses are included in selling, general and administrative expenses. The Company recognizes revenue at close of escrow.

     The Company values its real estate inventories to be developed or under development in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company has no significant completed real estate projects.

     SFAS No. 121 requires that long-lived assets to be developed or under development, such as real estate inventories, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value. For long-term assets like active adult communities the determination of whether there is an impairment loss is dependent primarily on the Company's estimate of annual home closings over the life of the community, which involves numerous assumptions and judgements as to future events over a period of many years. Long-lived assets to be disposed of, such as real estate inventories held for sale, must be reported at the lower of book value or fair value less costs to sell.

     CASH AND SHORT-TERM INVESTMENTS

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

     EARNINGS PER SHARE

     Earnings per share-basic is determined by dividing net earnings by the weighted average number of common shares outstanding during the year. Earnings per share-assuming dilution is determined by dividing net earnings by the weighted average number of common and common equivalent shares (which reflect the effect of stock options) outstanding during the year.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

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

     COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, during fiscal 1999. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its balance sheet. The Company had no items of other comprehensive income in any period presented in these consolidated financial statements

     GOODWILL

     Goodwill is included in other assets and represents the unamortized excess of the purchase price of two active adult communities in central Florida over the fair value of net assets acquired in fiscal 1998 (see Note 5). This goodwill is being amortized on a straight-line basis over a period of 15 years.

     The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     FINANCIAL INSTRUMENTS

     In the normal course of business, the Company may invest in various financial assets and incurs various financial liabilities. The Company does not trade in derivative financial instruments, although it occasionally enters into agreements involving derivative financial instruments for purposes other than trading. At June 30, 1999 the Company had no significant derivative financial instruments.

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

     The fair values of the Company's publicly held debt are estimated based on the quoted bid prices for these debt instruments on June 30, 1999. The carrying amounts of the Company's remaining debt approximate the estimated fair values because they are at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities. For all other financial instruments, the carrying amounts approximate the fair values because of the short maturity of these instruments and in some cases because they bear interest at market rates. As substantially all of the Company's assets (including real estate inventories and property and equipment) are not financial instruments, the disclosures in Note 6 do not reflect the value of the Company as a whole.

     STOCK-BASED COMPENSATION

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, the Company measures employee stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (see Note 8).

     USE OF ESTIMATES

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

(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are as follows:

                                                              In Thousands
                                                               at June 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
     Home construction costs                             $  265,368   $  182,170
     Unamortized improvement and amenity costs              977,867      603,390
     Unamortized capitalized interest                        85,007       61,455
     Land held for housing                                  191,624      220,441
     Land and facilities held for future
       development or sale                                  102,715       45,841
                                                         ----------   ----------
                                                         $1,622,581   $1,113,297
                                                         ==========   ==========

     At June 30, 1999, the Company had 418 completed homes and 504 homes under construction that were not subject to a sales contract. These homes represented $54.7 million of home construction costs at June 30, 1999. At June 30, 1998 the Company had 436 completed homes and 395 homes under construction (representing $44.5 million of home construction costs) that were not subject to a sales contract.

     Included in land and facilities held for future development or sale at June 30, 1999 were 187 acres of commercial land that are currently being marketed for sale at the Company's active adult communities, 462 acres of commercial land that are currently being marketed for sale at the Company's Anthem Arizona project, 541 lots on selected residential land parcels in the Company's Arizona family community operations and all 1,466 remaining unsold lots in the Company's Nevada family communities.

(3)  RECEIVABLES

     Receivables are summarized as follows:

                                                              In Thousands
                                                               at June 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
     Mortgage loans held for sale                        $   14,390   $   15,020
     Notes from sales of land and facilities                  6,466        8,090
     Escrow funds from home and land sales                    4,826       12,853
     Other                                                    7,847        5,535
                                                         ----------   ----------
                                                         $   33,529   $   41,498
                                                         ==========   ==========

(4)  PROPERTY AND EQUIPMENT, NET

     Property  and   equipment,   stated  at  cost,   and  related   accumulated
     depreciation are summarized as follows:

                                                              In Thousands
                                                               at June 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
     Buildings and improvements                          $   23,796   $   11,186
     Equipment                                               61,981       43,556
     Land and improvements                                   14,613        7,965
                                                         ----------   ----------
                                                            100,390       62,707
     Less accumulated depreciation                           27,967       29,374
                                                         ----------   ----------
                                                         $   72,423   $   33,333
                                                         ==========   ==========
(5)  OTHER ASSETS

     Other assets are summarized as follows:
                                                              In Thousands
                                                               at June 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
     Pre-acquisition costs                               $   46,783   $   51,655
     Cash surrender value of life insurance policies         27,152       24,260
     Utility costs and deposits                              12,916        9,118
     Prepaid expenses                                         9,648        6,373
     Goodwill, net                                            9,028        9,694
     Water right costs                                        3,263        3,263
     Other                                                    6,805        3,609
                                                         ----------   ----------
                                                         $  115,595   $  107,972
                                                         ==========   ==========

     Substantially all of pre-acquisition costs at June 30, 1999 and 1998 consists of costs incurred for the acquisition of an environmentally-sensitive property by the Company for the purpose of exchanging the property with the Bureau of Land Management for property in the Las Vegas area to be included in the Company's Anthem Las Vegas project, substantially all of which would be for Sun City Anthem. Any exchange is subject to regulatory approvals and other conditions. If an exchange is effected, these costs will be reclassified to be part of real estate inventories.

     Cash surrender values of life insurance policies relate to policies acquired in connection with certain executive benefit plans.

(6)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of the following:

                                                              In Thousands
                                                               at June 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
     9 3/4% Senior Subordinated Debentures due 2003,
       net, unsecured                                    $   98,492   $   98,081
     9% Senior Subordinated Debentures due 2006,
       net, unsecured                                        98,176       97,902
     9 3/4% Senior Subordinated Debentures due 2008,
       net, unsecured                                       145,854      145,370
     9 3/8% Senior Subordinated Debentures due 2009,
       net, unsecured                                       195,413      194,977
     10 1/4% Senior Subordinated Debentures due 2010,
       net, unsecured                                       143,622           --
     Notes payable to banks under a revolving credit
       facility and short-term lines of credit,
       unsecured                                            301,000      111,209
     Real estate and other notes, variable interest
       rates from prime to prime plus 1% and fixed
       rates from 6.8% to 9.0%, maturities to 2006,
       primarily secured                                     58,056       56,399
                                                         ----------   ----------
                                                         $1,040,613   $  703,938
                                                         ==========   ==========

     In March 1993 the Company completed a public offering of $100 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs and discount. These Debentures are due on March 1, 2003 and have a stated interest rate of 9 3/4 percent per year. Interest is payable semi-annually on March 1 and September 1. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs and discount, is 10.2 percent. The Debentures may be redeemed by the Company on or after March 1, 1999 and 2000 at 102.4375 and 100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

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

     In February 1999 the Company completed a public offering of $150 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs. These Debentures are due on February 15, 2010 and have a stated interest rate of 10 1/4 percent per year. Interest is payable semi-annually on February 15 and August 15. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs, is 10.7 percent. The Debentures may be redeemed by the Company on or after February 15, 2004, 2005, 2006, 2007 and 2008 at 105.125, 103.844, 102.563, 101.281 and 100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

     The Company has a $500 million senior unsecured revolving credit facility (the "Credit Facility"), increased from $450 million in February 1999. If the Credit Facility is not subsequently amended, it will mature in May 2002. Borrowings under the Credit Facility bear interest at the prime rate or, if the Company selects, at the London interbank offered rate plus 1.30 to 1.90 percent (plus 1.30 to 2.35 percent effective July 1, 1999), depending on the Company's ratio of debt to tangible net worth. The effective interest rate on borrowings outstanding under the Credit Facility at June 30, 1999 and 1998 was 7.3 percent and 8.5 percent, respectively.

     The Credit Facility and the indentures for the Company's publicly-held debt contain covenants which, taken together and among other things, limit investments in unentitled land and unsold homes, family community assets, dividends, stock repurchases, incurrence of indebtedness and certain acquisitions and which could, depending on the circumstances, affect the Company's ability to borrow in the future. At June 30, 1999 the Company had $286.0 million outstanding under the Credit Facility and $15.0 million outstanding under its $25 million of short-term lines of credit (together with the Credit Facility, the "Credit Facilities"). At that date, $98.5 million of the $224.0 million of unused capacity under the Credit Facilities was not available to the Company. However, as a result of an amendment, effective July 1, 1999, to the "Total Debt to Tangible Net Worth" covenant under the Credit Facility, the Company had full availability of the Credit Facilities (the short-term lines of credit were $15 million as of that date).

     At June 30, 1999, under the most restrictive of the covenants in the Company's debt agreements, $50.7 million of the Company's retained earnings was available for payment of cash dividends and the acquisition by the Company of its common stock.

     The estimated fair values at June 30, 1999 of the Company's 9 3/4% Senior Subordinated Debentures due 2003, 9% Senior Subordinated Debentures due 2006, 9 3/4% Senior Subordinated Debentures due 2008, 9 3/8% Senior Subordinated Debentures due 2009 and 10 1/4% Senior Subordinated Debentures due 2010 were $100.0 million, $97.9 million, $149.0 million, $196.5 million and $151.3 million, respectively. The estimated fair values at June 30, 1998 of the Company's 9 3/4% Senior Subordinated Debentures due 2003, 9% Senior Subordinated Debentures due 2006, 9 3/4% Senior Subordinated Debentures due 2008 and 9 3/8% Senior Subordinated Debentures due 2009 were $103.1 million, $99.5 million, $150.9 million and $196.8 million, respectively.

     The principal payment requirements (in thousands) on debt for the next five years ended June 30 are as follows:

                            2000                  $  43,303
                            2001                  $   2,375
                            2002                  $ 289,195
                            2003                  $ 101,006
                            2004                  $  11,594


(7)  INCOME TAXES

     The components of income taxes on earnings before the extraordinary item are as follows:

                                                      In Thousands
                                                   Year Ended June 30,
                                         --------------------------------------
                                           1999           1998           1997
                                         --------       --------       --------
     Current:
       Federal                           $ 13,506       $ 12,252       $ 14,029
       State                                  905            902          2,208
                                         --------       --------       --------
                                           14,411         13,154         16,237
                                         --------       --------       --------
     Deferred:
       Federal                             16,471          9,730          6,854
       State                                1,794          1,041           (768)
                                         --------       --------       --------
                                           18,265         10,771          6,086
                                         --------       --------       --------
                                         $ 32,676       $ 23,925       $ 22,323
                                         ========       ========       ========

     In the year ended June 30, 1997, the Company also recognized a $0.7 million income tax benefit related to the extraordinary loss from extinguishment of debt.

     Deferred  tax  assets  and   liabilities   have  been   recognized  in  the
     consolidated balance sheets due to temporary differences and carryforwards as follows:

                                                                In Thousands
                                                                 at June 30,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
     Deferred tax assets:
       Net operating loss carryforwards                      $  1,401   $  1,093
       Tax credit carryforwards                                   900        621
       Liabilities of discontinued operations,
         principally due to loss provisions                     1,113      3,629
       Property and equipment, principally due
         to differences in depreciation                        10,925      2,773
       State income taxes                                       1,512      1,709
       Deferred compensation                                    7,584      6,679
       Accruals                                                12,769     10,225
       Other                                                    2,770      2,100
                                                             --------   --------
                                                               38,974     28,839
       Valuation allowance                                      3,389      3,389
                                                             --------   --------
                                                               35,585     25,450
                                                             --------   --------
     Deferred tax liabilities:
       Real estate, principally due to basis differences       57,641     27,106
       Other                                                      454      2,589
                                                             --------   --------
                                                               58,095     29,695
                                                             ========   ========
           Net deferred income tax liability                 $ 22,510   $  4,245
                                                             ========   ========

     Income taxes differ from the amounts computed using the federal statutory income tax rate as a result of the following:

                                                         In Thousands
                                                      Year Ended June 30,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
     Expected taxes at current federal
       statutory income tax rate               $ 31,768    $ 23,260    $ 21,703
     State income taxes, net of federal
       benefit                                    2,696       2,438       2,856
     Federal and state tax credits               (2,146)     (1,798)     (2,210)
     Adjustments due to the settlement of
       audits and resolution of issues               85        (351)        252
     Change in deferred tax asset valuation
       allowance                                     --          --        (473)
     Other                                          273         376         195
                                               --------    --------    --------
           Income taxes                        $ 32,676    $ 23,925    $ 22,323
                                               ========    ========    ========

     At June 30, 1999 the Company had a state net operating loss carryforward of $28.0 million that expires in fiscal 2019.

(8)  COMMON STOCK RESERVED

     The Company has six employee stock option plans: the 1981 Stock Option Plan (under which no grants can be made subsequent to December 31, 1991), the 1986 Stock Option and Stock Appreciation Rights (SAR) Plan (under which no grants can be made subsequent to December 31, 1995) and the 1991, 1993, 1995 and 1998 Executive Long-Term Incentive Plans (1991 ELTIP, 1993 ELTIP, 1995 ELTIP and 1998 ELTIP, which cover both options and restricted stock grants). Options under each of these plans are granted to key employees to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options are exercisable over a ten-year period from the date of the grant. Shares authorized for grant under the 1991 ELTIP total 750,000. Shares authorized for grant under the 1993 ELTIP total 1,200,000, of which no more than 450,000 may be used for restricted stock grants. Shares authorized for grant under the 1995 ELTIP total 1,200,000, of which no more than 100,000 may be used for restricted stock grants. Shares authorized for grant under the 1998 ELTIP total 1,000,000, of which no more than 100,000 may be used for time-based restricted stock grants and no more than 100,000 may be used for performance-based restricted stock grants.

     The Company also has the 1991 Directors' Stock Plan, the 1995 Director Stock Plan and the 1998 Director Stock Plan, under which options may be granted to the Directors of the Company to purchase shares of the Company's common stock at a price not less than the current market price at the date of grant. Under these plans the Directors may elect to defer some or all of their annual retainers and receive restricted stock or stock options at prices that, when combined with the amounts of deferred retainers, equal the current market price at the date of the grant. Shares authorized under these plans total 75,000 per plan.

     Effective in fiscal 1997 the Company adopted the disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. As permitted under SFAS No. 123, the Company will continue to measure employee stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

     SFAS No. 123 requires disclosure of pro forma net earnings and pro forma net earnings per share as if the fair value based method had been applied in measuring employee compensation expense for awards granted in fiscal 1999, 1998, 1997 and 1996. Management believes that the fiscal 1999, 1998 and 1997 pro forma amounts may not be representative of the effects of stock-based awards on future pro forma net earnings and pro forma net earning per share because, among other reasons, those pro forma amounts exclude the pro forma employee compensation expense related to unvested stock options granted before fiscal 1996.

     Reported and such pro forma net earnings, in thousands, and net earnings per share amounts for the years ended June 30, 1999, 1998 and 1997 are set forth below:

                                                       1999      1998     1997
                                                       ----      ----     ----
     Reported:
       Net earnings                                  $58,090   $42,533   $38,401
       Net earnings per share - basic                   3.20      2.39      2.18
       Net earnings per share - assuming dilution       3.11      2.30      2.15

     Pro forma:
       Net earnings                                   56,890    41,588    37,777
       Net earnings per share - basic                   3.13      2.33      2.15
       Net earnings per share - assuming dilution       3.04      2.25      2.11

     The fair values of employee stock options granted were estimated on the dates of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                         1999     1998     1997
     ---------------------------------------------------------------------------
     Risk free interest rate                             5.71%    5.65%    6.26%
     Expected life (in years)                             7.4      7.5      7.4
     Expected volatility                                   30%      29%      27%
     Expected dividend yield                             0.82%    1.08%    1.17%
     ---------------------------------------------------------------------------

     Stock option activity for the years ended June 30, 1999, 1998, and 1997 is summarized as follows:

                                        1999                       1998                       1997
                              ------------------------------------------------------------------------------
                                             Weighted                   Weighted                   Weighted
                                              Average                    Average                    Average
                                             Exercise                   Exercise                   Exercise
                               Options        Price       Options         Price      Options        Price
                              ----------    ----------   ----------    ----------   ----------    ----------
     Options outstanding,
       beginning of year       1,807,632    $    16.61    1,981,613    $    15.12    1,801,288    $    14.82
         Granted                 372,879         25.91      372,750         20.97      339,665         16.39
         Exercised              (138,570)        15.79     (460,506)        13.30      (94,017)        11.93
         Canceled               (109,120)        21.02      (86,225)        19.06      (65,323)        17.89
                              ----------    ----------   ----------    ----------   ----------    ----------
     Options outstanding
       at end of year          1,932,821    $    18.21    1,807,632    $    16.61    1,981,613    $    15.12
                              ==========    ==========   ==========    ==========   ==========    ==========
     Options exercisable
       at end of year          1,098,619    $    15.16    1,050,291    $    14.47    1,287,530    $    13.49
                              ==========    ==========   ==========    ==========   ==========    ==========
     Weighted average
       fair valueof options
       granted during year             $10.90                     $ 8.32                     $ 6.46
                                       ======                     ======                     ======

     Stock options outstanding at June 30, 1999 were as follows:

                              Options Outstanding            Options Exercisable
     -----------------------------------------------------   -------------------
                                   Weighted       Weighted              Weighted
                                    Average        Average               Average
        Range of                   Remaining      Exercise              Exercise
     Exercise Price    Options  Contractual Life    Price      Options    Price
     --------------    -------  ----------------    -----      -------    -----
     $ 8.00 - $ 9.89    140,419     1.6 years     $   8.67     140,419  $   8.67
     $10.44 - $14.53    359,036     2.8              12.78     359,036     12.78
     $15.71 - $18.10    519,916     5.9              16.40     372,130     16.41
     $20.56 - $27.22    913,450     8.2              22.84     227,034
                     ----------                              ----------
                      1,932,821     6.1 years     $  18.21   1,098,619  $  15.16
                      =========     ===           ========   =========  ========

     Shares granted, net of cancellations, under the Company's restricted stock plans during the years ended June 30, 1999, 1998 and 1997 aggregated 96,930 shares, 128,070 shares and 109,200 shares, respectively. The Company recognized compensation expense of $2.4 million, $1.8 million and $1.7 million related to shares granted under the restricted stock plans for the years ended June 30, 1999, 1998 and 1997, respectively.

(9)  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution retirement savings plan that covers substantially all employees of the Company after completion of six months of service. Company contributions to this plan, which can include amounts based on a percentage of employee contributions as well as discretionary contributions, were $1.3 million, $1.7 million and $2.6 million for the years ended June 30, 1999, 1998 and 1997, respectively.

(10) REVENUES AND COSTS AND EXPENSES

     The components of revenues and costs and expenses:

                                                        In Thousands
                                                     Year Ended June 30,
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------  ----------  ----------
     Revenues:
       Homebuilding:
         Active adult communities             $1,084,463  $  830,728  $  786,746
         Family and country club communities     302,658     287,656     357,343
                                              ----------  ----------  ----------
           Total homebuilding                  1,387,121   1,118,384   1,144,089
       Land and facility sales                    61,861      48,522      31,289
       Other                                      17,199      10,861      10,884
                                              ----------  ----------  ----------
                                              $1,466,181  $1,177,767  $1,186,262
                                              ==========  ==========  ==========
     Costs and expenses:
       Home construction and land:
         Active adult communities             $  807,518  $  624,361  $  595,401
         Family and country club communities     244,607     237,332     289,526
                                              ----------  ----------  ----------
           Total homebuilding                  1,052,125     861,693     884,927
       Cost of land and facility sales            52,268      33,479      26,051
       Other cost of sales                         8,132       3,582       2,894
                                              ----------  ----------  ----------
           Total home construction,
             land and other                    1,112,525     898,754     913,872
       Selling, general and administrative       203,711     166,343     160,924
       Interest                                   59,179      46,212      49,457
                                              ----------  ----------  ----------
                                              $1,375,415  $1,111,309  $1,124,253
                                              ==========  ==========  ==========

(11) INTEREST

     The following table shows the components of interest:

                                                            In Thousands
                                                         Year Ended June 30,
                                                     ---------------------------
                                                      1999      1998      1997
                                                     -------   -------   -------
     Interest incurred and capitalized               $82,731   $61,546   $51,917
                                                     =======   =======   =======
     Amortization of capitalized interest in costs
       and expenses                                  $59,179   $46,212   $49,457
                                                     =======   =======   =======
     Unamortized capitalized interest included
       in real estate inventories at year end        $85,007   $61,455   $46,121
                                                     =======   =======   =======
     Interest income                                 $ 1,081   $ 1,072   $ 1,510
                                                     =======   =======   =======

     Interest income is included in other revenues.

(12) SEGMENT INFORMATION

     The Company conducts its operations in two primary segments in Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas. The Company's active adult communities (primarily its Sun City communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. Within all of its communities, the Company is usually the exclusive builder of homes.

     Both of the Company's primary segments generate their revenues through the sale of homes (and, to a much lesser extent, land and facilities) to external customers in the United States. The Company is not dependent on any major customer.

     Information as to the operations of the Company in different business segments is set forth below based on the nature of the Company's communities and their customers. Certain information has not been included by segment due to the immateriality of the amount to the segments or in total. The Company evaluates segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes ("EBIT"). The accounting policies of the business segments are the same as those described in Note 1 for the Company. There are no significant intersegment transactions.

                                                    In Thousands
                                                 Year Ended June 30,
                                      -----------------------------------------
                                         1999           1998           1997
                                      -----------    -----------    -----------
     Revenues:
       Active adult communities       $ 1,111,366    $   846,837    $   804,617
       Family and country club
         communities                      344,051        321,591        361,873
       Corporate and other                 10,764          9,339         19,772
                                      -----------    -----------    -----------
                                      $ 1,466,181    $ 1,177,767    $ 1,186,262
                                      ===========    ===========    ===========
     EBIT:
       Active adult communities       $   171,311    $   122,968    $   115,808
       Family and country club
         communities                       39,548         37,862         39,990
       Corporate and other                (60,914)       (48,160)       (44,332)
                                      -----------    -----------    -----------
                                      $   149,945    $   112,670    $   111,466
                                      ===========    ===========    ===========
     Amortization of Capitalized
       Interest:
       Active adult communities       $    44,816    $    33,492    $    33,502
       Family and country club
         communities                       14,363         12,720         15,955
       Corporate and other                     --             --             --
                                      -----------    -----------    -----------
                                      $    59,179    $    46,212    $    49,457
                                      ===========    ===========    ===========
     Assets at Year End:
       Active adult communities       $ 1,213,448    $   895,919    $   743,365
       Family and country club
         communities                      444,889        259,780        209,956
       Corporate and other                208,460        154,763        133,341
                                      -----------    -----------    -----------
                                      $ 1,866,797    $ 1,310,462    $ 1,086,662
                                      ===========    ===========    ===========
     Expenditures for Real Estate
       Inventories:
       Active adult communities       $ 1,053,866    $   698,763    $   619,085
       Family and country club
         communities                      452,787        253,589        275,994
       Corporate and other                    103            312          1,842
                                      -----------    -----------    -----------
                                      $ 1,506,756    $   952,664    $   896,921
                                      ===========    ===========    ===========
     Purchases of Property and
       Equipment:
       Active adult communites        $    19,733    $    13,822    $     2,742
       Family and country club
         communities                          904            523            208
       Corporate and other                 22,843          2,510          1,334
                                      -----------    -----------    -----------
                                      $    43,480    $    16,855    $     4,284
                                      ===========    ===========    ===========

(13) CONTINGENT LIABILITIES AND COMMITMENTS

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial statemens of the Company taken as a whole.

     The Company has issued surety bonds and standby letters of credit aggregating $273.1 million at June 30, 1999.

     The Company leases from third parties, under operating leases, office space, model homes, apartment units which it rents to prospective customers at its large-scale active adult communities, automobiles, computers, office equipment, golf course equipment, heavy machinery and certain other equipment. The leases are generally renewable at the Company's option for additional periods. Total rent expense incurred by the Company was $13.6 million, $10.5 million and $7.5 million for the years ended June 30, 1999, 1998 and 1997, respectively. Minimum lease payments (in thousands) to be made by the Company under non-cancelable lease agreements are as follows:

                              2000              $ 10,415
                              2001                 8,201
                              2002                 5,033
                              2003                 3,930
                              2004                 2,748
                       Later years                12,660
                                                --------
                                                $ 42,987
                                                ========

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended June 30, 1999 and 1998 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                                         In Thousands Except Per Share Data
                                                                 Three Months Ended
                                                   ------------------------------------------------
                                                   June 30,   March 31,  December 31, September 30,
                                                     1999       1999        1998          1998
                                                     ----       ----        ----          ----
     Revenues                                     $ 518,858   $ 324,428   $ 354,248     $ 268,647
     Net earnings                                    23,724      12,469      13,483         8,414
     Net earnings per share - basic                    1.30         .68         .74           .46
     Net earnings per share - assuming dilution        1.27         .66         .72           .45

                                                   June 30,   March 31,  December 31, September 30,
                                                     1998       1998        1997          1997
                                                     ----       ----        ----          ----
     Revenues                                     $ 396,075   $ 254,714   $ 278,935     $ 248,043
     Net earnings                                    17,622       7,520      11,266         6,125
     Net earnings per share - basic                     .97         .42         .64           .35
     Net earnings per share - assuming dilution         .94         .40         .62           .34

                                                                     SCHEDULE II

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                     In Thousands
                               --------------------------------------------------------
                                          Additions   Additions
                              Balance at  Charged to  Charged to
                              Beginning   Costs and     Other                 Balance at
                               of Year     Expenses    Accounts   Deductions  End of Year
                               --------    -------     -------     --------   -----------
1999
Reserve for residential land
  development project          $  7,898    $    --     $    --     $  7,898    $     --
Reserves for disposal costs
  of discontinued operations      9,703         --          --        2,437       7,266
                               --------    -------     -------     --------    --------
                               $ 17,601    $    --     $    --     $ 10,335    $  7,266
                               ========    =======     =======     ========    ========
1998
Reserve for residential land
  development project          $  7,491    $    --     $   407     $     --    $  7,898
Reserves for disposal costs
  of discontinued operations     10,382         --          --          679       9,703
                               --------    -------     -------     --------    --------
                               $ 17,873    $    --     $   407     $    679    $ 17,601
                               ========    =======     =======     ========    ========
1997
Reserve for residential land
  development project          $  7,126    $   365     $    --     $     --    $  7,491
Reserves for disposal costs
  of discontinued operations     12,209         --          --        1,827      10,382
                               --------    -------     -------     --------    --------
                               $ 19,335    $   365     $    --     $  1,827    $ 17,873
                               ========    =======     =======     ========    ========

                              DEL WEBB CORPORATION
                           Report on Form 10-K For The
                            Year Ended June 30, 1999


                               10-K EXHIBIT INDEX
                        NON-FINANCIAL STATEMENT EXHIBITS


Exhibits Filed

EXHIBIT NO.
-----------
   10.1 Second Amendment to Second Amended and Restated Revolving Loan Agreement by and among Del Webb Corporation and Bank of America National Trust and Savings Association as Agent, and Bank One Arizona, NA, as Co-Agent, entered into as of July 20, 1999.

   10.2        Current  list  of  participants  to  the  Del  Webb   Corporation
               Supplemental Executive Retirement Plan No. 2.

   10.3 Current list of Directors and Officers that are party to the Directors and Officers Indemnification Agreement.

   10.4 Del Webb Corporation Management Incentive Plan Fiscal 2000 (July 1, 1999 - June 30, 2000).

   10.5 1999/00 Executive Management Incentive Plan Award Agreement between the Registrant and Philip J. Dion dated July 22, 1999.

   10.6 1999/00 Executive Management Incentive Plan Award Agreement between the Registrant and LeRoy C. Hanneman, Jr. dated July 22, 1999.

   10.7 Amendment to Employment Agreement between Anne L. Mariucci and Del Webb Corporation dated May 1, 1999.

   10.8 Del Webb Corporation 1998 Executive Long-Term Incentive Plan effective November 4, 1998.

   10.9        Del Webb  Corporation 1998 Director Stock Plan effective July 23,
               1998.

   10.10       Second  Amendment  to  the  Del  Webb  Corporation   Supplemental
               Executive Retirement Plan No. 1 effective June 26, 1996.

   10.11       Second  Amendment  to  the  Del  Webb  Corporation   Supplemental
               Executive Retirement Plan No. 2 effective June 26, 1996.

   10.12       Third  Amendment  to  the  Del  Webb   Corporation   Supplemental
               Executive Retirement Plan No. 2 effective February 11, 1998.

   10.13       Not Used.

   21.0        Subsidiaries of the Registrant.

   23.0        Consent of KPMG LLP.

   27          Financial Data Schedule.

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

   4.4 Indenture dated as of January 21, 1997, between Registrant and State Street Bank and Trust Company, as Trustee, defining the rights of the holders of the 9 3/4% Senior Subordinated Debentures due 2008, incorporated by reference to Exhibit 1.1 to Registrant's Report on Form 8-K dated January 21, 1997.

   4.5 Indenture dated as of February 18, 1999, between Registrant and Bank of Montreal Trust Company, as Trustee, defining the rights of the holders of the 10 1/4% Senior Subordinated Debentures due 2010, incorporated by reference to Exhibit 1.2 to Registrant's Report on Form 8-K dated February 18, 1999; as supplemented by the First Supplemental Indenture, incorporated by reference to
               Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.14 Change in Control Agreement letter dated March 15, 1999, and related list of recipients, as incorporated by reference to
               Exhibit 10.14 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.15 Second Amended and Restated Revolving Loan Agreement by and among Del Webb Corporation and Bank of America National Trust and Savings Association as Agent, and Bank One Arizona, NA, as Co-Agent, dated June 5, 1998; as amended by the First Amendment to the Agreement entered into as of February 19, 1999, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.16 Del Webb Corporation Deferred Compensation Plan effective June 1, 1993, incorporated by reference to Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

   10.17       1981 Stock Option Plan, as amended,  incorporated by reference to
               Exhibit 10.18 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

   10.18 1986 Stock Option and SAR Plan of the Del Webb Corporation, as amended, incorporated by reference to Exhibit 10.19 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

   10.19 Del Webb Corporation Executive Long-Term Incentive Plan adopted November 20, 1991, as amended, incorporated by reference to
               Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1997; as amended by the Third Amendment to Plan effective as of February 11, 1998, incorporated by reference to
               Exhibit 10.8 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.20 Del Webb Corporation 1993 Executive Long Term Incentive Plan dated March 17, 1994, as amended, incorporated by reference to
               Exhibit 10.11 to Registrant's Report on Form 10-K for the year ended June 30, 1997; as amended by the Second Amendment to Plan effective as of February 11, 1998, incorporated by reference to
               Exhibit 10.7 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.21 Del Webb Corporation 1995 Executive Long-Term Incentive Plan adopted July 13, 1995, as amended, incorporated by reference to
               Exhibit 10.25 to Registrant's Report on Form 10-K for the year ended June 30, 1997; as amended by the Second Amendment to Plan effective as of February 11, 1998, incorporated by reference to
               Exhibit 10.6 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.22 Del Webb Corporation Director Stock Plan dated November 20, 1991, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by the First Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.5 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.23 Del Webb Corporation 1995 Director Stock Plan adopted July 13, 1995, incorporated by reference to Exhibit 10.26 to Registrant's Report on Form 10-K for the year ended June 20, 1995; as amended by the First Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.24 Del E. Webb Corporation Umbrella Trust dated June 11, 1987, as amended, incorporated by reference to Exhibit 10.23 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.25 Del Webb Corporation 1995 Executive Management Incentive Plan adopted July 13, 1995, incorporated by reference to Exhibit 10.27 to Registrant's Report on Form 10-K for the year ended June 30, 1995; as amended by the First Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.26 Key Executive Life Insurance Plan dated May 15, 1991, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1991; as amended on November 18, 1994, incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.27 Key Executive Life Insurance Plan II dated April 1, 1992, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1992; as amended on November 8, 1994, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.28 Key Executive Life Plan Plus dated August 23, 1995, incorporated by reference to Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.29 Key Executive Life Plan 1995 dated October 5, 1995, incorporated by reference to Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.30 Senior Officer Medical and Dental Reimbursement Plan, as amended and restated November 16, 1992, incorporated by reference to
               Exhibit 10.17 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

   10.31 Group Term Carve-Out Plan dated November 18, 1994, incorporated by reference to Exhibit 10.34 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.32 Del Webb Corporation Supplemental Executive Retirement Plan No. 1, as amended and restated April 20, 1993, incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 1 effective July 1, 1995, incorporated by reference to
               Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1995; as amended by the Third Amendment to Plan dated March 10, 1999, incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.33 Supplemental Executive Retirement Plan No. 1 Participation Agreement between the Registrant and Philip J. Dion, amended and restated effective July 25, 1996, incorporated by reference to
               Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.34 Supplemental Executive Retirement Plan No. 2 Participation Agreement as of April 11, 1997 between the Registrant and John H. Gleason, incorporated by reference to Exhibit 10.40 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.35 Supplemental Executive Retirement Plan No. 2 Participation Agreement as of April 11, 1997 between the Registrant and LeRoy
               C. Hanneman., incorporated by reference to Exhibit 10.41 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.36 Supplemental Executive Retirement Plan No. 2 Participation Agreement as of April 11, 1997 between the Registrant and Anne L. Mariucci, incorporated by reference to Exhibit 10.42 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.37 Employment and Consulting Agreement dated July 10, 1996, between the Registrant and Philip J. Dion, incorporated by reference to
               Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended June 30, 1996; as amended by the Amendment to Agreement entered into as of March 9, 1999, incorporated by reference to
               Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.38 Employment Agreement dated April 11, 1997 between the Registrant and John H. Gleason, incorporated by reference to Exhibit 10.36 to Registrant's Report on Form 10-K for the year ended June 10, 1997; as amended by the Amendment to Agreement entered into as of March 22, 1999, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.39 Employment Agreement dated April 11, 1997 between the Registrant and LeRoy C. Hanneman, incorporated by reference to Exhibit 10.37 to Registrant's Report on Form 10-K for the year ended June 30, 1997; as amended by the Amendment to Agreement entered into as of March 22, 1999, incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.40 Employment Agreement dated April 11, 1997 between the Registrant and Anne L. Mariucci, incorporated by reference to Exhibit 10.38 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.41 Form of Directors and Officers Indemnification Agreement between Registrant and its directors and officers, incorporated by reference to Exhibit 10.24 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.42 Asset Acquisition Agreement, dated December 22, 1997 by and among Del Webb Communities, Inc. and Spruce Creek Golf and Country Club, Inc., Spruce Creek Golf and Country Club Homeowners'
               Association, Inc. and Spruce Creek Preserve Homeowners' Association, Inc. incorporated by reference to Exhibit 99.1 to Registrant's Report on Form 10-Q dated May 14, 1998.

   10.43 Agreement of Purchase and Sale between Del Webb Conservation Holding Corp. and American Land Conservancy for acquisition of Dreyfus property located on the eastern shore of Lake Tahoe in Washoe County, Nevada, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q dated February 9, 1998.

   10.44 Del Webb Corporation Supplemental Executive Retirement Plan No. 2, as amended and restated April 20, 1993, incorporated by reference to Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 effective July 1, 1995, incorporated by reference to
               Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1995; as amended by the Fourth Amendment to Plan dated March 10, 1999, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

* Reports filed under File No. 1-4785 were filed in the office of the Security and Exchange Commission located in Washington, D.C.