Form 10-Q
period 1999-09-30
DEL WEBB CORP
filed 1999-11-05
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the period ended SEPTEMBER 30, 1999.

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

As of October 31, 1999 Registrant had outstanding 18,223,163 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999


                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
        Item 1. Financial Statements:

                Consolidated Balance Sheets as of September 30, 1999,
                June 30, 1999 and September 30, 1998.....................    1

                Consolidated Statements of Earnings for the three
                  months ended September 30, 1999 and 1998...............    2

                Consolidated Statements of Cash Flows for the three
                  months ended September 30, 1999 and 1998...............    3

                Notes to Consolidated Financial Statements...............    5

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................   11


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K.........................   20

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    JUNE 30,   SEPTEMBER 30,
                                                                  1999           1999         1998
                                                              (UNAUDITED)                  (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                            ASSETS
-------------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)                     $ 1,728,900   $ 1,622,581   $ 1,230,381
Cash and short-term investments                                     14,613        22,669         5,665
Receivables                                                         43,002        33,529        34,104
Property and equipment, net                                         74,157        72,423        44,957
Other assets                                                       121,363       115,595       109,845
-------------------------------------------------------------------------------------------------------
                                                               $ 1,982,035   $ 1,866,797   $ 1,424,952
=======================================================================================================

             LIABILITIES AND SHAREHOLDERS EQUITY
-------------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)           $ 1,107,582   $ 1,040,613   $   784,874
Contractor and trade accounts payable                              114,485       115,456        87,744
Accrued liabilities and other payables                             118,320       127,980        86,771
Home sale deposits                                                 185,505       145,362       101,606
Deferred income taxes (Note 4)                                      24,662        22,510         7,597
Income taxes payable (Note 4)                                       11,925        10,082         2,580
-------------------------------------------------------------------------------------------------------
      Total liabilities                                          1,562,479     1,462,003     1,071,172
-------------------------------------------------------------------------------------------------------

Shareholders' equity:

  Common stock, $.001 par value. Authorized 30,000,000
    shares; issued 18,225,643 shares at September 30, 1999,
    18,221,385 shares at June 30, 1999 and 18,109,182
    shares at September 30, 1998                                        18            18            18
  Additional paid-in capital                                       169,081       168,865       166,331
  Retained earnings                                                255,859       242,075       192,400
-------------------------------------------------------------------------------------------------------
                                                                   424,958       410,958       358,749
  Less deferred compensation                                        (5,402)       (6,164)       (4,969)
-------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                   419,556       404,794       353,780
-------------------------------------------------------------------------------------------------------
                                                               $ 1,982,035   $ 1,866,797   $ 1,424,952
=======================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                               1999       1998
--------------------------------------------------------------------------------
Revenues (Note 5)                                            $409,562   $268,647
--------------------------------------------------------------------------------


Costs and expenses (Note 5):
  Home construction, land and other                           313,829    203,853
  Selling, general and administrative                          56,939     41,152
  Interest (Note 6)                                            17,257     10,495
--------------------------------------------------------------------------------
                                                              388,025    255,500
--------------------------------------------------------------------------------

      Earnings before income taxes                             21,537     13,147

Income taxes (Note 4)                                           7,753      4,733
--------------------------------------------------------------------------------


      Net earnings                                           $ 13,784   $  8,414
================================================================================

Weighted average shares outstanding - basic                    18,223     18,107
================================================================================
Weighted average shares outstanding - assuming dilution        18,628     18,668
================================================================================

Net earnings per share - basic                               $    .76   $    .46
================================================================================
Net earning per share - assuming dilution                    $    .74   $    .45
================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
                                                                                    1999         1998
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to operating community home sales          $ 427,026    $ 283,427
  Cash received from commercial land and facility sales at operating communities      6,344        5,301
  Cash paid for costs related to home construction at operating communities        (275,205)    (181,518)
---------------------------------------------------------------------------------------------------------
      Net cash provided by operating community sales activities                     158,165      107,210
  Cash paid for land acquisitions at operating communities                           (7,534)     (10,143)
  Cash paid for lot development at operating communities                            (73,488)     (33,380)
  Cash paid for amenity development at operating communities                        (55,919)     (14,143)
---------------------------------------------------------------------------------------------------------
      Net cash provided by operating communities                                     21,224       49,544

  Cash paid for costs related to communities in the pre-operating stage             (14,716)    (100,706)
  Cash received from mortgage operations                                              1,684        7,729
  Cash received from (paid for) residential land development project                 (2,514)         631
  Cash paid for corporate activities                                                (26,870)     (10,507)
  Interest paid                                                                     (30,869)     (19,559)
  Cash received (paid) for income taxes                                              (3,507)       1,603
---------------------------------------------------------------------------------------------------------
      NET CASH USED FOR OPERATING ACTIVITIES                                        (55,568)     (71,265)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (4,006)     (13,324)
  Investments in life insurance policies                                             (1,538)        (843)
---------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                         (5,544)     (14,167)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                        121,820      139,435
  Repayments of debt                                                                (68,979)     (61,795)
  Stock repurchases                                                                      (3)          --
  Proceeds from exercise of common stock options                                        218           --
  Dividends paid                                                                         --         (905)
---------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      53,056       76,735
---------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                      (8,056)      (8,697)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                               22,669       14,362
---------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                  $  14,613    $   5,665
=========================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                            1999         1998
--------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used
  for operating activities:
  Net earnings                                            $ 13,784     $  8,414
  Amortization of non-cash common costs in costs
    and expenses, excluding interest                        90,998       62,470
  Amortization of capitalized interest in costs
    and expenses                                            17,257       10,495
  Deferred compensation amortization                           763          484
  Depreciation and other amortization                        2,800        1,701
  Deferred income taxes                                      2,152        3,352
  Net increase in home construction costs                  (40,254)      (8,163)
  Land acquisitions                                         (7,534)     (11,852)
  Lot development                                          (77,434)     (88,167)
  Amenity development                                      (67,198)     (58,139)
  Net change in other assets and liabilities                 9,098        8,140
--------------------------------------------------------------------------------
      Net cash used for operating activities              $(55,568)    $(71,265)
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

     The Company conducts its operations in Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas. The Company's active adult communities (primarily its Sun City communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. Within all of its communities, the Company is usually the exclusive builder of homes.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, filed with the Securities and Exchange Commission.

     In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings.
     Communities in the pre-operating stage are those not yet generating revenues from home closings.

     The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are:

                                                             In Thousands
-----------------------------------------------------------------------------------------
                                                September 30,    June 30,   September 30,
                                                     1999          1999         1998
                                                 (Unaudited)                 (Unaudited)
-----------------------------------------------------------------------------------------
Home construction costs                         $   305,622    $   265,368  $   190,333
Unamortized improvement and amenity costs         1,074,115        977,867      704,170
Unamortized capitalized interest                     92,819         85,007       67,098
Land held for housing                               191,306        191,624      230,453
Land and facilities held for future development
  or sale                                            65,038        102,715       38,327
-----------------------------------------------------------------------------------------
                                                 $1,728,900     $1,622,581   $1,230,381
=========================================================================================

     At September 30, 1999 the Company had 347 completed homes and 497 homes under construction that were not subject to a sales contract. These homes represented $45.0 million of home construction costs at September 30, 1999. At September 30, 1998 the Company had 297 completed homes and 647 homes under construction (representing $34.7 million of home construction costs) that were not subject to a sales contract.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)  REAL ESTATE INVENTORIES (CONTINUED)

     Included in land and facilities held for future development or sale at September 30, 1999 were 201 acres of commercial land that are currently being marketed for sale at the Company's active adult communities and 398 acres of commercial land that are currently being marketed for sale at the Company's Anthem Arizona project. Also included in land and facilities held for future development or sale at September 30, 1999 were 533 lots on selected residential land parcels in the Company's Arizona family community operations and 927 lots in the Company's Nevada family communities.

(3)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of:

                                                                  In Thousands
---------------------------------------------------------------------------------------------
                                                     September 30,    June 30,   September 30,
                                                          1999          1999          1998
                                                      (Unaudited)                 (Unaudited)
---------------------------------------------------------------------------------------------
9 3/4% Senior Subordinated Debentures due 2003,
  net, unsecured                                      $   98,595    $   98,492     $ 98,184
9% Senior Subordinated Debentures due 2006,
  net, unsecured                                          98,244        98,176       97,970
9 3/4% Senior Subordinated Debentures due 2008,
  net, unsecured                                         145,975       145,854      145,491
9 3/8% Senior Subordinated Debentures due 2009,
  net, unsecured                                         195,530       195,413      195,063
10 1/4% Senior Subordinated Debentures due 2010,
  net, unsecured                                         143,772       143,622           --
Notes payable to banks under a revolving credit
  facility and short-term lines of credit, unsecured     353,304       301,000      197,830
Real estate and other notes, primarily secured            72,162        58,056       50,336
---------------------------------------------------------------------------------------------
                                                      $1,107,582    $1,040,613     $784,874
=============================================================================================

     At September 30, 1999 the Company had $350.0 million outstanding under its $500 million senior unsecured revolving credit facility and $3.3 million outstanding under its $20 million of short-term lines of credit.

     At September 30, 1999, under the most restrictive of the covenants in the Company's debt agreements, $55.3 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

(4)  INCOME TAXES

     The components of income taxes are:

                                                       In Thousands
                                                        (Unaudited)
     ---------------------------------------------------------------------------
                                                    Three Months Ended
                                                       September 30,
     ---------------------------------------------------------------------------
                                                   1999             1998
     ---------------------------------------------------------------------------
     Current:
         Federal                                  $5,276           $1,245
         State                                       325              136
     ---------------------------------------------------------------------------
                                                   5,601            1,381
     ---------------------------------------------------------------------------
     Deferred:
         Federal                                   1,857            3,191
         State                                       295              161
     ---------------------------------------------------------------------------
                                                   2,152            3,352
     ---------------------------------------------------------------------------
                                                  $7,753           $4,733
     ===========================================================================

(5)  REVENUES AND COSTS AND EXPENSES

     The components of revenues and costs and expenses are:

                                                       In Thousands
                                                        (Unaudited)
     ---------------------------------------------------------------------------
                                                    Three Months Ended
                                                       September 30,
     ---------------------------------------------------------------------------
                                                    1999           1998
     ---------------------------------------------------------------------------
     Revenues:
       Homebuilding:
         Active adult communities                 $292,619       $207,486
         Family and country club communities        96,736         52,355
     ---------------------------------------------------------------------------
                                                   389,355        259,841
         Models/vacation getaway homes with
           long-term leaseback                       9,725             --
     ---------------------------------------------------------------------------
             Total homebuilding                    399,080        259,841
       Land and facility sales                       6,415          5,931
       Other                                         4,067          2,875
     ---------------------------------------------------------------------------
                                                  $409,562       $268,647
     ===========================================================================

                                                             In Thousands
                                                              (Unaudited)
     ---------------------------------------------------------------------------
                                                          Three Months Ended
                                                             September 30,
     ---------------------------------------------------------------------------
                                                          1999          1998
     ---------------------------------------------------------------------------

     Costs and expenses:
       Home construction and land:
         Active adult communities                       $220,413      $154,650
         Family and country club communities              77,616        42,693
     ---------------------------------------------------------------------------
                                                         298,029       197,343
         Models/vacation getaway homes with
           long-term leaseback                             9,725            --
     ---------------------------------------------------------------------------
             Total homebuilding                          307,754       197,343
       Cost of land and facility sales                     3,294         4,847
       Other cost of sales                                 2,781         1,663
     ---------------------------------------------------------------------------
             Total home construction, land and other     313,829       203,853
       Selling, general and administrative                56,939        41,152
       Interest                                           17,257        10,495
     ---------------------------------------------------------------------------
                                                        $388,025      $255,500
     ===========================================================================

(6)  INTEREST

     The following table shows the components of interest:

                                                             In Thousands
                                                              (Unaudited)
     ---------------------------------------------------------------------------
                                                          Three Months Ended
                                                             September 30,
     ---------------------------------------------------------------------------
                                                           1999          1998
     ---------------------------------------------------------------------------

     Interest incurred and capitalized                    $25,069      $16,138
     ===========================================================================
     Amortization of capitalized interest
       in costs and expenses                              $17,257      $10,495
     ===========================================================================
      Unamortized capitalized interest included
        in real estate inventories at period end          $92,819      $67,098
     ===========================================================================
     Interest income                                      $   251      $   291
     ===========================================================================

     Interest income is included in other revenues.

(7)  SEGMENT INFORMATION

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

     Information as to the operations of the Company in different business segments is set forth below based on the nature of the Company's communities and their customers. Certain information has not been included by segment due to the immateriality of the amount to the segments or in total. The Company evaluates segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes ("EBIT"). The accounting policies of the business segments are the same as those for the Company. There are no significant intersegment transactions.

                                                            In Thousands
                                                             (Unaudited)
     ---------------------------------------------------------------------------
                                                         Three Months Ended
                                                           September 30,
     ---------------------------------------------------------------------------
                                                         1999          1998
     ---------------------------------------------------------------------------
     Revenues:
         Active adult communities                     $   304,016   $   209,610
         Family and country club communities              104,430        56,945
         Corporate and other                                1,116         2,092
     ---------------------------------------------------------------------------
                                                      $   409,562   $   268,647
     ===========================================================================
     EBIT:
         Active adult communities                     $    43,269   $    30,167
         Family and country club communities               12,084         6,208
         Corporate and other                              (16,559)      (12,733)
     ---------------------------------------------------------------------------
                                                      $    38,794   $    23,642
     ===========================================================================
     Amortization of Capitalized Interest:
         Active adult communities                     $    13,030   $     8,426
         Family and country club communities                4,227         2,069
         Corporate and other                                   --            --
     ---------------------------------------------------------------------------
                                                      $    17,257   $    10,495
     ===========================================================================
     Assets at Period End:
         Active adult communities                     $ 1,294,132   $   958,366
         Family and country club communities              488,788       311,622
         Corporate and other                              199,115       154,964
     ---------------------------------------------------------------------------
                                                      $ 1,982,035   $ 1,424,952
     ===========================================================================
     Expenditures for Real Estate Inventories:
         Active adult communities                     $   259,218   $   216,747
         Family and country club communities              114,524        84,596
         Corporate and other                                2,112           123
     ---------------------------------------------------------------------------
                                                      $   375,854   $   301,466
     ===========================================================================
     Purchases of Property and Equipment:
         Active adult communities                     $     1,590   $     2,390
         Family and country club communities                  204            82
         Corporate and other                                2,212        10,852
     ---------------------------------------------------------------------------
                                                      $     4,006   $    13,324
     ===========================================================================
     Depreciation and Other Amortization:
         Active adult communities                     $     1,187   $       674
         Family and country club communities                  127            52
         Corporate and other                                1,486           975
     ---------------------------------------------------------------------------
                                                      $     2,800   $     1,701
     ===========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,        CHANGE
--------------------------------------------------------------------------------
                                              1999     1998     AMOUNT   PERCENT
--------------------------------------------------------------------------------
OPERATING DATA:
  Number of net new orders:
    Active adult communities:
      Sun Cities Phoenix                       318      272        46     16.9%
      Sun Cities Las Vegas                     254      301       (47)   (15.6%)
      Sun City Palm Desert                      81      134       (53)   (39.6%)
      Sun Cities Northern California           138      200       (62)   (31.0%)
      Sun City Hilton Head                      97      100        (3)    (3.0%)
      Sun City Georgetown                       85       51        34     66.7%
      Sun City at Huntley                      117      208       (91)   (43.8%)
      Florida communities                       86       84         2      2.4%
      Other communities                        128       52        76    146.2%
--------------------------------------------------------------------------------
        Total active adult communities       1,304    1,402       (98)    (7.0%)
--------------------------------------------------------------------------------
    Family and country club communities:
      Arizona country club communities          43      N/A        43      N/A
      Nevada country club communities           57       66        (9)   (13.6%)
      Arizona family communities               234      230         4      1.7%
      Nevada family communities                 54       92       (38)   (41.3%)
--------------------------------------------------------------------------------
        Total family and country club
          communities                          388      388        --       --
--------------------------------------------------------------------------------
          Total                              1,692    1,790       (98)    (5.5%)
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,        CHANGE
--------------------------------------------------------------------------------
                                              1999     1998     AMOUNT   PERCENT
--------------------------------------------------------------------------------

OPERATING DATA:
  Number of home closings:
    Active adult communities:
      Sun Cities Phoenix                       337      274       63      23.0%
      Sun Cities Las Vegas                     251      236       15       6.4%
      Sun City Palm Desert                     135      122       13      10.7%
      Sun Cities Northern California           129      169      (40)     23.7%
      Sun City Hilton Head                      95       73       22      30.1%
      Sun City Georgetown                       59       79      (20)    (25.3%)
      Sun City at Huntley                      226      N/A      226       N/A
      Florida communities                       66      106      (40)    (37.7%)
      Other communities                         78       45       33      73.3%
--------------------------------------------------------------------------------
          Total active adult communities     1,376    1,104      272      24.6%
--------------------------------------------------------------------------------
    Family and country club communities:
      Arizona country club communities          17      N/A       17       N/A
      Nevada country club communities           55      N/A       55       N/A
      Arizona family communities               224      222        2       0.9%
      Nevada family communities                136       42       94     223.8%
--------------------------------------------------------------------------------
          Total family and country club
            communities                        432      264      168      63.6%
--------------------------------------------------------------------------------
              Total                          1,808    1,368      440      32.2%
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,        CHANGE
--------------------------------------------------------------------------------
                                              1999     1998     AMOUNT   PERCENT
--------------------------------------------------------------------------------
BACKLOG DATA:
Homes under contract at September 30:
    Active adult communities:
      Sun Cities Phoenix                         715      667      48      7.2%
      Sun Cities Las Vegas                       548      613     (65)   (10.6%)
      Sun City Palm Desert                       230      277     (47)   (17.0%)
      Sun Cities Northern California             417      413       4      1.0%
      Sun City Hilton Head                       196      196      --       --
      Sun City Georgetown                        184      163      21     12.9%
      Sun City at Huntley                        396      208     188     90.4%
      Florida communities                        153      253    (100)   (39.5%)
      Other communities                          218      109     109    100.0%
--------------------------------------------------------------------------------
          Total active adult communities       3,057    2,899     158      5.5%
--------------------------------------------------------------------------------
    Family and country club communities:
      Arizona country club communities           270      N/A     270      N/A
      Nevada country club communities            137       66      71    107.6%
      Arizona family communities                 737      493     244     49.5%
      Nevada family communities                  167      134      33     24.6%
--------------------------------------------------------------------------------
          Total family and country club
            communities                        1,311      693     618     89.2%
--------------------------------------------------------------------------------
              Total                            4,368    3,592     776     21.6%
================================================================================
Aggregate contract sales amount
 (dollars in millions)                       $ 1,040  $   762   $ 278     36.5%
================================================================================
Average contract sales amount per home
 (dollars in thousands)                      $   238  $   212   $  26     12.3%
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,            CHANGE
------------------------------------------------------------------------------------------
                                                     1999       1998      AMOUNT   PERCENT
------------------------------------------------------------------------------------------
AVERAGE REVENUE PER HOME CLOSING:
  Active adult communities:
    Sun Cities Phoenix                            $ 180,600  $ 166,500   $ 14,100    8.5%
    Sun Cities Las Vegas                            219,000    192,900     26,100   13.5%
    Sun City Palm Desert                            275,500    232,000     43,500   18.8%
    Sun Cities Northern California                  277,900    226,500     51,400   22.7%
    Sun City Hilton Head                            212,200    183,800     28,400   15.5%
    Sun City Georgetown                             223,600    218,700      4,900    2.2%
    Sun City at Huntley                             233,700        N/A        N/A    N/A
    Florida communities                             133,800    104,500     29,300   28.0%
    Other communities                               192,700    178,000     14,700    8.3%
      Average active adult communities              217,200    187,900     29,300   15.6%
  Family and country club communities:
    Arizona country club communities                217,900        N/A        N/A    N/A
    Nevada country club communities                 430,400        N/A        N/A    N/A
    Arizona  family communities                     207,600    199,400      8,200    4.1%
    Nevada family communities                       193,200    192,500        700    0.4%
      Average family and country club
        communities                                 231,900    198,300     33,600   16.9%
             Total average                        $ 220,700  $ 189,900   $ 30,800   16.2%


OPERATING STATISTICS:

  Costs and expenses as a percentage
   of revenues:
    Home construction, land and other                 76.6%      75.9%       0.7%    0.9%
    Selling, general and administrative               13.9%      15.3%      (1.4%)  (9.2%)
    Interest                                           4.2%       3.9%       0.3%    7.7%

  Ratio of home closings to homes under contract
   in backlog at beginning of period                  40.3%      43.2%      (2.9%)  (6.7%)
==========================================================================================

NOTES:

New orders are net of cancellations. The Company recognizes revenue at close of escrow.

The Sun Cities Phoenix includes Sun City West, which is built out, and Sun City Grand.

The Sun Cities Las Vegas include Sun City Summerlin, Sun City MacDonald Ranch and Sun City Anthem. The Company began taking new home sales orders at Sun City Anthem in July 1998. Home closings began at Sun City Anthem in December 1998.

The Sun Cities Northern California include Sun City Roseville and Sun City Lincoln Hills. The Company began taking new home sales orders at Sun City Lincoln Hills in February 1999. Home closings began at Sun City Lincoln Hills in July 1999.

The Company began taking new home sales orders at Sun City at Huntley in September 1998. Home closings began at Sun City at Huntley in April 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NOTES (CONTINUED):

Other active adult communities represent two smaller-scale communities in Arizona and California.

The Company began taking new home sales orders at Anthem Country Club (an Arizona country club community near Phoenix) in February 1999. Home closings began at Anthem Arizona Country Club in September 1999.

The Company began taking new home sales orders at Anthem Country Club (a Nevada country club community near Las Vegas) in July 1998. Home closings began at Anthem Las Vegas Country Club in February 1999.

A substantial majority of the backlog at September 30, 1999 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the three months ended September 30, 1999 and 1998, cancellations of home sales orders as a percentage of new home sales orders written during the period were 15.1 percent and 13.6 percent, respectively.

RESULTS OF OPERATIONS

REVENUES. Total revenues increased to $409.6 million for the three months ended September 30, 1999 from $268.6 million for the three months ended September 30, 1998.

Active adult community homebuilding revenues, exclusive of $6.3 million of revenues from models and vacation getaway homes sold with a long-term leaseback, increased to $292.6 million for the 1999 quarter from $207.5 million for the 1998 quarter. The Company's Sun City at Huntley community near Chicago, which had not yet begun home closings in the 1998 quarter, accounted for a $52.8 million increase in total active adult community homebuilding revenues. The Sun Cities Phoenix, Sun Cities Las Vegas and Sun City Palm Desert, each of which closed more homes in the 1999 quarter than in the 1998 quarter, accounted for a $21.9 million increase in total active adult community homebuilding revenues. These increases in home closings were primarily due to increased beginning backlogs. An increase in the average revenue per home closing resulted in a $17.9 million increase in total active adult community homebuilding revenues.

Family and country club community homebuilding revenues, exclusive of $3.4 million of revenues from models and vacation getaway homes sold with a long-term leaseback, increased to $96.7 million for the 1999 quarter from $52.4 million for the 1998 quarter. The Company's family and country club communities at Anthem Las Vegas and Anthem Arizona, which had not yet begun home closings in the 1998 quarter, accounted for a $50.3 million increase in total family and country club community homebuilding revenues.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $313.8 million for the 1999 quarter from $203.9 million for the 1998 quarter was largely due to the increase in home closings. As a percentage of revenues, these costs increased to 76.6 percent for the 1999 quarter from 75.9 percent for the 1998 quarter, due to a decline in homebuilding gross margin from 24.1 percent for the 1998 quarter to 22.9 percent for the 1999 quarter. Half of this decline in homebuilding gross margin was attributable to deferred profit recognition in the 1999 quarter on the sale and long-term leaseback of 58 model homes and vacation getaway homes at three of the Company's communities. The balance of the decline in homebuilding gross margin was largely attributable to increased discounts at a number of the Company's active adult communities, including Sun City Summerlin and Sun City Roseville which are nearing completion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.9 percent for the 1999 quarter from 15.3 percent for the 1998 quarter. This decrease resulted from the spreading of corporate overhead over significantly greater revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.2 percent for the 1999 quarter compared to 3.9 percent for the 1998 quarter. This increase was primarily due to an increase in debt levels (see "Liquidity and Financial Condition of the Company"). Increased interest rates also contributed to this increased interest amortization.

INCOME TAXES. The increase in income taxes to $7.8 million for the 1999 quarter from $4.7 million in the 1998 quarter was due to the increase in earnings before income taxes. The effective tax rate in both quarters was 36 percent.

NET EARNINGS. The increase in net earnings to $13.8 million for the 1999 quarter from $8.4 million for the 1998 quarter was primarily attributable to the increase in home closings and homebuilding revenues and the decrease in selling, general and administrative expenses as a percentage of revenues.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1999 quarter were 5.5 percent lower than in the 1998 quarter. This decrease was primarily due to Sun City at Huntley (which, the Company believes, experienced significant pent-up demand, which may no longer exist, when it began taking new orders in the 1998 quarter), the Sun Cities Las Vegas (at which Sun City Summerlin is now sold out and contributed only 23 net new orders in the 1999 quarter), the Sun Cities Northern California (at which Sun City Roseville is now sold out and contributed no net new orders in the 1999 quarter) and Sun City Palm Desert (which last year experienced its best first quarter of sales since inception, with this year's first quarter of sales being the second best since inception). The Company is preparing to open new recreational amenities at many of its communities, which may help increase sales activity at these communities.

An increase in the cancellation percentage from 13.6 percent for the 1998 quarter to 15.1 percent for the 1999 quarter also contributed to the decline in net new orders. The increased cancellation percentage was attributable to the new communities that began home sales activity in fiscal 1999. These communities experienced a very low cancellation percentage during their initial period of pent-up demand, but they may now be experiencing more normal rates of cancellations.

Based on the factors mentioned above, the sale of family community land parcels on which homes will not be built and sold by the Company (see "Liquidity and Financial Condition of the Company"), increases in mortgage interest rates and decreases in home resales nationally, the Company currently anticipates that its level of net new orders for fiscal 2000 will be slightly below the level of fiscal 1999.

The number of homes under contract at September 30, 1999 was 21.6 percent higher than at September 30, 1998. This increase was primarily attributable to Sun City at Huntley and the family and country club communities at Anthem Arizona and Anthem Las Vegas. These communities had not yet commenced or had only recently commenced new order activity at September 30, 1998. Backlog decreases at the Sun Cities Las Vegas and Sun City Palm Desert were attributable to the declines in net new orders discussed above. The backlog decrease at the Florida communities was due to decreases in net new orders over the past 12 months. The Company believes the level of net new orders at the Florida communities may have been negatively affected by significant product changes and increases in home sales prices effected by the Company over that time period.

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

During the 1999 quarter the Company generated $158.2 million of net cash from operating community sales activities, used $137.0 million for land and lot and amenity development at operating communities, paid $14.7 million for costs related to communities in the pre-operating stage and used $62.1 million for other operating activities. The resulting $55.6 million of net cash used for operating activities was funded mainly through borrowings under the Company's $500 million senior unsecured revolving credit facility (the "Credit Facility") and $20 million short-term lines of credit (together with the Credit Facility, the "Credit Facilities").

Real estate development is dependent on, among other things, the availability and cost of financing. In periods of significant growth, the Company requires significant additional capital resources, whether from issuances of equity or by increasing its indebtedness. In the fiscal year ended June 30, 1999, the Company had under development, among other projects: (i) Sun City Lincoln Hills, the successor community to Sun City Roseville; (ii) Anthem Las Vegas, which includes Sun City Anthem, country club and family communities; (iii) Anthem Arizona, which includes country club and family communities and (iv) Sun City at Huntley. Given its assessment of market conditions and appropriate timing for these new communities, the Company decided to engage in substantial development at these communities and permit its indebtedness and leverage to increase substantially.

To date, material cash expenditures have been made for these communities. The Company anticipates that it will make material additional development and housing construction expenditures at these communities through at least December 31, 1999. In order to provide adequate capital to meet the Company's operating requirements for the next 12 months, the Company in February 1999 completed a $150 million public debt offering and negotiated an increase in the amount of its Credit Facility from $450 million to $500 million. At September 30, 1999 the Company had $353.3 million outstanding under the Credit Facilities.

As a result of public debt offerings and borrowings to fund development expenditures, described above, the Company has considerably more indebtedness and is considerably more highly leveraged at September 30, 1999 than it has been in recent years. The Company expects to continue to borrow additional amounts under the Credit Facilities to fund continuing development at these communities.

The Company expects to have adequate capital resources to meet its needs for the next 12 months. In addition, the Company is offering for sale to other home builders certain land parcels in its Arizona family community operations and most of the remaining lots in its Nevada family communities and is planning to otherwise manage its expenditures to meet its needs and available resources over this time period. If there is a significant downturn in the Company's anticipated operations, however, the Company will need to further modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, delaying development expenditures at its communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's indebtedness and leverage from time to time will affect its interest incurred and capital resources, which could limit its ability to capitalize on business opportunities or withstand adverse changes. Additionally, the availability and cost of debt financing depends on governmental policies and other factors outside the Company's control. If the Company cannot at any time obtain sufficient capital resources to fund its development and expansion expenditures, its projects may be delayed, resulting in cost increases, adverse effects on the Company's results of operations and possible material adverse effects on the Company. No assurance can be given as to the terms, availability or cost of any future financing the Company may need. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company.

At September 30, 1999, under the most restrictive of the covenants in the Company's debt agreements, $55.3 million of the Company's retained earnings was available for payment of cash dividends and the acquisition by the Company of its common stock.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures.

Through September 30, 1999, the majority of the Company's Year 2000 remediation efforts have addressed its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). Starting more than three years ago, the Company initiated a comprehensive review of its core business applications to determine the adequacy of these systems to meet future business requirements. Year 2000 readiness was only one of many factors considered in this assessment. Out of this effort, a number of systems were identified for upgrade or replacement. In no case was a system replaced solely because of Year 2000 issues, although in some cases the timing of system replacements was accelerated. Thus, the Company does not believe the costs of these system replacements, which aggregated approximately $2 million (the majority of which related to software acquisitions and were thus capitalized), were specifically Year 2000 related. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any significant information technology projects have been deferred to date as a result of its Year 2000 efforts.

As of October 1999, the Company has tested all of its core business systems and believes they are adequately Year 2000 capable for its purposes, with the exception of its sales lead tracking system, replacement of which is scheduled to be completed by December 1999. The replacement lead tracking system has been in use within the Company since early 1999, with implementation occurring sequentially across the Company's various business units.

The Company also purchased at a cost of approximately $100,000 a software product that identifies personal computers and related equipment with imbedded software that is not adequately Year 2000 capable for the Company's purposes. The Company incurred costs to replace or repair that equipment. Since the majority of that equipment would otherwise have been replaced through normal attrition, lease expirations and scheduled upgrades in the ordinary course of business, the Company believes that these equipment costs are not solely related to Year 2000 readiness.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The  Company  also  assessed  other   potential  Year  2000  issues,   including
non-information technology systems. A broad-based Year 2000 Task Force was formed and continues to meet regularly to identify areas of concern and develop action plans. The Company also completed testing of non-information technology systems and determined that they are Year 2000 capable for its purposes. As part of the Year 2000 Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties were also considered to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force includes both internal and Company-external representation.

The Company expects to incur additional Year 2000-related costs in fiscal 2000 but does not at present anticipate that these costs will be material. The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that the Company or the third parties with whom it has material relationships were to be unsuccessful in their Year 2000 remediation efforts. In that event, the Company may encounter disruptions to its business that could have a material adverse effect on it. The Company would also be materially adversely affected by widespread economic or financial market disruption or by Year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters.

With its Year 2000 remediation and testing substantially complete, the Company is establishing Year 2000 emergency preparedness procedures and contingency plans to supplement existing contingency plans that are designed to address various other potential business interruptions.


FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical results are forward looking statements. These statements involve risks and uncertainties. Actual results will differ from those set forth or implied in the forward looking statements and the variances may be material. Further, certain forward looking statements are based on assumptions as to future events. Some of these assumptions will prove inaccurate. Risks and uncertainties include risks associated with: financing and leverage; the development of future communities, including in new geographic markets; governmental regulation, including growth management; environmental considerations; competition; the geographic concentration of the Company's operations; the cyclical nature of real estate operations; interest rate increases; fluctuations in labor and material costs; natural risks that exist in certain of the Company's market areas; Year 2000 disruptions; and other matters set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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


                                          DEL WEBB CORPORATION
                                              (REGISTRANT)




Date: November 5, 1999                      /s/ Philip J. Dion
      -----------------     ----------------------------------------------------
                                              Philip J. Dion
                                    Chairman and Chief Executive Officer




Date: November 5, 1999                     /s/ John A. Spencer
      -----------------     ----------------------------------------------------
                                              John A. Spencer
                            Executive Vice President and Chief Financial Officer