Form 10-Q
period 1999-12-31
DEL WEBB CORP
filed 2000-02-11
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A .

     Commission File Number:  1-4785


                              DEL WEBB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            86-0077724
---------------------------------                         ----------------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification Number)


6001 North 24th Street, Phoenix, Arizona                          85016
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


                                 (602) 808-8000
                ------------------------------------------------
                (Registrant's phone number, including area code)


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

As of January 31, 2000 Registrant had outstanding 18,327,575 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
     Item 1. Financial Statements:

             Consolidated Balance Sheets as of December 31, 1999,
               June 30, 1999 and December 31, 1998...........................  1

             Consolidated Statements of Earnings for the three and six
               months ended December 31, 1999 and 1998.......................  2

             Consolidated Statements of Cash Flows for the six
               months ended December 31, 1999 and 1998.......................  3

             Notes to Consolidated Financial Statements......................  5

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 10

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................ 21

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                         December 31,                  December 31,
                                                            1999          June 30,        1998
                                                         (Unaudited)        1999       (Unaudited)
---------------------------------------------------------------------------------------------------
                                     ASSETS
---------------------------------------------------------------------------------------------------
Real estate inventories (Notes 2, 3 and 6)               $ 1,832,939    $ 1,622,581    $ 1,309,293
Cash and short-term investments                                   32         22,669         17,241
Receivables                                                   31,336         33,529         31,979
Property and equipment, net                                   76,417         72,423         54,476
Other assets                                                  72,207        115,595        109,785
---------------------------------------------------------------------------------------------------
                                                         $ 2,012,931    $ 1,866,797    $ 1,603,774
===================================================================================================

                       LIABILITIES AND SHAREHOLDERS EQUITY
---------------------------------------------------------------------------------------------------
Notes payable, senior and subordinated debt (Note 3)     $ 1,092,303    $ 1,040,613    $   908,773
Contractor and trade accounts payable                        135,930        115,456        103,780
Accrued liabilities and other payables                       146,801        127,980        104,538
Home sale deposits                                           166,755        145,362        102,409
Deferred income taxes (Note 4)                                26,834         22,510          8,648
Income taxes payable (Note 4)                                  9,705         10,082          8,635
---------------------------------------------------------------------------------------------------
     Total liabilities                                     1,578,328      1,462,003      1,236,783
---------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $.001 par value. Authorized 30,000,000
   shares; issued 18,292,128 shares at December 31, 1999,
   18,221,385 shares at June 30, 1999 and 18,205,085
   shares at December 31, 1998                                    18             18             18
  Additional paid-in capital                                 170,565        168,865        168,827
  Retained earnings                                          269,549        242,075        205,882
---------------------------------------------------------------------------------------------------
                                                             440,132        410,958        374,727
  Less deferred compensation                                  (5,529)        (6,164)        (7,736)
---------------------------------------------------------------------------------------------------
     Total shareholders' equity                              434,603        404,794        366,991
---------------------------------------------------------------------------------------------------
                                                         $ 2,012,931    $ 1,866,797    $ 1,603,774
===================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                Three Months Ended          Six Months Ended
                                                    December 31,               December 31,
------------------------------------------------------------------------------------------------
                                                 1999         1998          1999         1998
------------------------------------------------------------------------------------------------
Revenues (Note 5)                             $495,613      $354,248      $905,175     $622,895
------------------------------------------------------------------------------------------------

Costs and expenses (Note 5):
  Home construction, land and other            388,808       270,621       702,637      474,474
  Selling, general and administrative           65,282        47,523       122,221       88,675
  Interest (Note 6)                             20,133        15,037        37,390       25,532
------------------------------------------------------------------------------------------------
                                               474,223       333,181       862,248      588,681
------------------------------------------------------------------------------------------------

     Earnings before income taxes               21,390        21,067        42,927       34,214

Income taxes (Note 4)                            7,701         7,584        15,454       12,317
------------------------------------------------------------------------------------------------

     Net earnings                             $ 13,689      $ 13,483      $ 27,473     $ 21,897
================================================================================================
Weighted average shares
 outstanding - basic                            18,271        18,156        18,247       18,132
================================================================================================
Weighted average shares
 outstanding - assuming dilution                18,683        18,732        18,655       18,700
================================================================================================

Net earnings per share - basic                $    .75      $    .74      $   1.51     $   1.21
================================================================================================
Net earning per share - assuming dilution     $    .73      $    .72      $   1.47     $   1.17
================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                           December 31,
-------------------------------------------------------------------------------------------------------------
                                                                                        1999           1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers related to operating community home sales             $ 884,807      $ 595,029
 Cash received from commercial land and facility sales at operating communities        25,580         26,619
 Cash paid for costs related to home construction at operating communities           (558,351)      (377,994)
-------------------------------------------------------------------------------------------------------------
     Net cash provided by operating community sales activities                        352,036        243,654
 Cash paid for land acquisitions at operating communities                             (19,130)       (14,549)
 Cash paid for lot development at operating communities                              (161,475)       (72,834)
 Cash paid for amenity development at operating communities                          (115,414)       (36,133)
-------------------------------------------------------------------------------------------------------------
     Net cash provided by operating communities                                        56,017        120,138

 Cash paid for costs related to communities in the pre-operating stage                (14,716)      (252,196)
 Cash received from mortgage operations                                                 4,974          6,221
 Cash received from (paid for) residential land development project                    (3,056)         1,191
 Cash paid for corporate activities                                                   (31,519)       (20,826)
 Interest paid                                                                        (48,914)       (34,381)
 Cash received (paid) for income taxes                                                (10,997)         1,502
-------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR OPERATING ACTIVITIES                                           (48,211)      (178,351)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                   (8,533)       (17,559)
 Investments in life insurance policies                                                (1,566)        (1,156)
-------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES                                           (10,099)       (18,715)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings                                                                           189,437        332,873
 Repayments of debt                                                                  (154,032)      (131,744)
 Stock repurchases                                                                         (3)          (433)
 Proceeds from exercise of common stock options                                           271            154
 Dividends paid                                                                            --           (905)
-------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                         35,673        199,945
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                            (22,637)         2,879
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                 22,669         14,362
-------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                    $      32      $  17,241
=============================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                           Six Months Ended
                                                             December 31,
--------------------------------------------------------------------------------
                                                          1999          1998
--------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used
 for operating activities:
  Net earnings                                         $  27,473     $  21,897
  Amortization of non-cash common costs in costs
   and expenses, excluding interest                      213,946       156,703
  Amortization of capitalized interest in costs
   and expenses                                           37,390        25,532
  Deferred compensation amortization                       3,653           997
  Depreciation and other amortization                      5,890         3,729
  Deferred income taxes                                    4,325         4,403
  Net increase in home construction costs                (24,043)      (36,987)
  Land acquisitions                                      (19,130)      (16,377)
  Lot development                                       (161,475)     (215,105)
  Amenity development                                   (115,414)     (142,084)
  Net change in other assets and liabilities             (20,826)       18,941
--------------------------------------------------------------------------------
     Net cash used for operating activities            $ (48,211)    $(178,351)
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

     The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are:

                                                         In Thousands
--------------------------------------------------------------------------------
                                            December 31,            December 31,
                                               1999       June 30,      1998
                                            (Unaudited)     1999    (Unaudited)
--------------------------------------------------------------------------------
Home construction costs                    $  289,411   $  265,368   $  219,157
Unamortized improvement and amenity costs   1,150,138      977,867      839,853
Unamortized capitalized interest               99,092       85,007       71,516
Land held for housing                         235,726      191,624      220,855
Land and facilities held for future
 development or sale                           58,572      102,715       38,912
--------------------------------------------------------------------------------
                                           $1,832,939   $1,622,581   $1,390,293
================================================================================

     At December 31, 1999 the Company had 294 completed homes and 895 homes under construction that were not subject to a sales contract. These homes represented $52.9 million of home construction costs at December 31, 1999. At December 31, 1998 the Company had 240 completed homes and 870 homes under construction (representing $47.9 million of home construction costs) that were not subject to a sales contract.

     Included in land and facilities held for future development or sale at December 31, 1999 were 252 acres of commercial land that are currently being marketed for sale at the Company's active adult communities and 470 acres of commercial land that are currently being marketed for sale at the Company's Anthem Arizona project. Also included in land and facilities held for future development or sale at December 31, 1999 were 152 lots on selected residential land parcels in the Company's Arizona family community operations and 914 lots in the Company's Nevada family communities.

(3)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of:

                                                        In Thousands
--------------------------------------------------------------------------------
                                            December 31,            December 31,
                                               1999       June 30,     1998
                                            (Unaudited)     1999    (Unaudited)
--------------------------------------------------------------------------------
9 3/4% Senior Subordinated Debentures
 due 2003, net, unsecured                  $   98,698   $   98,492   $   98,287
9% Senior Subordinated Debentures
 due 2006, net, unsecured                      98,312       98,176       98,039
9 3/4% Senior Subordinated Debentures
 due 2008, net, unsecured                     146,096      145,854      145,612
9 3/8% Senior Subordinated Debentures
 due 2009, net, unsecured                     195,647      195,413      195,180
10 1/4% Senior Subordinated Debentures
 due 2010, net, unsecured                     143,922      143,622           --
Notes payable to banks under a revolving
 credit facility and short-term lines
 of credit, unsecured                         346,000      301,000      328,030
Real estate and other notes, primarily
  secured                                      63,628       58,056       43,625
--------------------------------------------------------------------------------
                                           $1,092,303   $1,040,613   $  908,773
================================================================================

     At December 31, 1999 the Company had $336.0 million outstanding under its $500 million senior unsecured revolving credit facility and $10.0 million outstanding under its $25 million of short-term lines of credit.

     At December 31, 1999, under the most restrictive of the covenants in the Company's debt agreements, $60.3 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

(4)  INCOME TAXES

     The components of income taxes are:

                                                     In Thousands
                                                     (Unaudited)
--------------------------------------------------------------------------------
                                       Three Months Ended     Six Months Ended
                                           December 31,          December 31,
--------------------------------------------------------------------------------
                                         1999       1998       1999       1998
--------------------------------------------------------------------------------
Current:
    Federal                            $ 5,207    $ 6,131    $10,483    $ 7,376
    State                                  321        402        646        538
--------------------------------------------------------------------------------
                                         5,528      6,533     11,129      7,914
--------------------------------------------------------------------------------
Deferred:
    Federal                              1,952        677      3,809      3,868
    State                                  221        374        516        535
--------------------------------------------------------------------------------
                                         2,173      1,051      4,325      4,403
--------------------------------------------------------------------------------
                                       $ 7,701    $ 7,584    $15,454    $12,317
================================================================================

(5)  REVENUES AND COSTS AND EXPENSES

     The components of revenues and costs and expenses are:

                                                     In Thousands
                                                     (Unaudited)
--------------------------------------------------------------------------------
                                       Three Months Ended     Six Months Ended
                                           December 31,          December 31,
--------------------------------------------------------------------------------
                                         1999       1998       1999       1998
--------------------------------------------------------------------------------
Revenues:
 Homebuilding:
   Active adult communities            $318,608   $258,290   $611,227  $465,776
   Family and country club
    communities*                        139,254     68,794    235,990   121,149
--------------------------------------------------------------------------------
                                        457,862    327,084    847,217   586,925
   Models/vacation getaway homes
    with long-term leaseback             14,339         --     24,064        --
--------------------------------------------------------------------------------
       Total homebuilding               472,201    327,084    871,281   586,925
 Land and facility sales                 19,234     23,747     25,649    29,678
 Other                                    4,178      3,417      8,245     6,292
--------------------------------------------------------------------------------
                                       $495,613   $354,248   $905,175  $622,895
================================================================================

* For the three and six months ended December 31, 1999, revenues from the sale of models/vacation getaway homes with long-term leaseback are net of deferred profits of $6,324,000 and $10,110,000, respectively. These deferred profits are being amortized as reductions of selling, general and administrative expenses over the leaseback periods.

                                                 In Thousands
                                                 (Unaudited)
--------------------------------------------------------------------------------
                                       Three Months Ended     Six Months Ended
                                           December 31,          December 31,
--------------------------------------------------------------------------------
                                         1999       1998       1999       1998
--------------------------------------------------------------------------------
Costs and expenses:
 Home construction and land:
   Active adult communities            $240,846   $191,546   $461,259  $346,196
   Family and country club
    communities                         112,348     56,329    189,964    99,022
--------------------------------------------------------------------------------
                                        353,194    247,875    651,223   445,218
   Models/vacation getaway homes
    with long-term leaseback             14,339         --     24,064        --
--------------------------------------------------------------------------------
      Total homebuilding                367,533    247,875    675,287   445,218
 Cost of land and facility sales         18,263     20,697     21,557    25,544
 Other cost of sales                      3,012      2,049      5,793     3,712
--------------------------------------------------------------------------------
      Total home construction, land
       and other                        388,808    270,621    702,637   474,474
 Selling, general and administrative     65,282     47,523    122,221    88,675
 Interest                                20,133     15,037     37,390    25,532
--------------------------------------------------------------------------------
                                       $474,223   $333,181   $862,248  $588,681
================================================================================

(6)  INTEREST

     The following table shows the components of interest:

                                                      In Thousands
                                                      (Unaudited)
--------------------------------------------------------------------------------
                                          Three Months Ended   Six Months Ended
                                             December 31,        December 31,
--------------------------------------------------------------------------------
                                            1999     1998       1999      1998
--------------------------------------------------------------------------------
Interest incurred and capitalized         $26,406   $19,455   $51,475   $35,593
================================================================================
Amortization of capitalized interest
  in costs and expenses                   $20,133   $15,037   $37,390   $25,532
================================================================================
Unamortized capitalized interest
  included in real estate inventories
  at period end                                               $99,092   $71,516
================================================================================
Interest income                           $   183   $   346   $   434   $   637
================================================================================

     Interest income is included in other revenues.

(7)  SEGMENT INFORMATION

     The Company conducts its operations in two primary segments in Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas. Active adult communities (primarily its Sun City communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. Family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. Within its communities, the Company is usually the exclusive builder of homes.

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

                                                            In Thousands
                                                            (Unaudited)
------------------------------------------------------------------------------------------
                                           Three Months Ended         Six Months Ended
                                               December 31,             December 31,
------------------------------------------------------------------------------------------
                                            1999        1998         1999          1998
------------------------------------------------------------------------------------------
Revenues:
    Active adult communities              $33,677    $265,466    $  637,693    $  475,076
    Family and country club communities    60,761      86,438       265,191       143,383
    Corporate and other                     1,175       2,344         2,291         4,436
------------------------------------------------------------------------------------------
                                          $95,613    $354,248    $  905,175    $  622,895
==========================================================================================
EBIT:
    Active adult communities              $45,088    $ 42,756    $   88,357    $   72,923
    Family and country club communities    15,584       8,836        27,668        15,044
    Corporate and other                    19,149)    (15,488)      (35,708)      (28,221)
------------------------------------------------------------------------------------------
                                          $41,523    $ 36,104    $   80,317    $   59,746
==========================================================================================
Amortization of Capitalized Interest:
    Active adult communities              $14,121    $ 11,272    $   27,151    $   19,698
    Family and country club communities     6,012       3,765        10,239         5,834
    Corporate and other                        --          --            --            --
------------------------------------------------------------------------------------------
                                          $20,133    $ 15,037    $   37,390    $   25,532
==========================================================================================
Assets at Period End:
    Active adult communities                                     $1,314,678    $1,074,807
    Family and country club communities                             492,200       341,759
    Corporate and other                                             206,053       187,208
------------------------------------------------------------------------------------------
                                                                 $2,012,931    $1,603,774
==========================================================================================

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

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

                                        Three Months                         Six Months
                                           Ended                               Ended
                                        December 31,        Change          December 31,       Change
-----------------------------------------------------------------------------------------------------------
                                       1999     1998    Amount  Percent    1999     1998   Amount  Percent
-----------------------------------------------------------------------------------------------------------
OPERATING DATA:
Number of net new orders:
 Active adult communities:
  Sun Cities Phoenix                    251      274     (23)    (8.4%)     569      546     23       4.2%
  Sun Cities Las Vegas                  232      231       1      0.4%      486      532    (46)     (8.6%)
  Sun City Palm Desert                   79       96     (17)   (17.7%)     160      230    (70)    (30.4%)
  Sun Cities Northern California        136      124      12      9.7%      274      324    (50)    (15.4%)
  Sun City Hilton Head                   78       91     (13)   (14.3%)     175      191    (16)     (8.4%)
  Sun City Georgetown                    52       82     (30)   (36.6%)     137      133      4       3.0%
  Sun City at Huntley                    76      167     (91)   (54.5%)     193      375   (182)    (48.5%)
  Florida communities                    63       76     (13)   (17.1%)     149      160    (11)     (6.9%)
  Other communities                      77       49      28     57.1%      205      101    104     103.0%
-----------------------------------------------------------------------------------------------------------
    Total active adult communities    1,044    1,190    (146)   (12.3%)   2,348    2,592   (244)     (9.4%)
-----------------------------------------------------------------------------------------------------------
 Family and country club communities:
  Arizona country club communities       63      N/A      63      N/A       106      N/A    106       N/A
  Nevada country club communities        54       38      16     42.1%      111      104      7       6.7%
  Arizona family communities            205      181      24     13.3%      439      411     28       6.8%
  Nevada family communities              63      166    (103)   (62.0%)     117      258   (141)    (54.7%)
-----------------------------------------------------------------------------------------------------------
    Total family and country club
     communities                        385      385      --       --       773      773     --        --
-----------------------------------------------------------------------------------------------------------
         Total                        1,429    1,575    (146)    (9.3%)   3,121    3,365   (244)     (7.3%)
===========================================================================================================

Included in net new orders for the three and six months ended December 31, 1999 are models and vacation getaway homes sold with long-term leasebacks. The Sun Cities Phoenix had 31 such net new orders for the three month period and 145 for the six month period. The Sun Cities Las Vegas had 9 and 27 for the three and six months, respectively. The Nevada country club communities had 0 and 13 for the three and six month periods, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                        Three Months                         Six Months
                                           Ended                               Ended
                                        December 31,        Change          December 31,        Change
------------------------------------------------------------------------------------------------------------
                                       1999     1998    Amount  Percent    1999     1998    Amount  Percent
------------------------------------------------------------------------------------------------------------
OPERATING DATA:
 Number of home closings:
  Active adult communities:
   Sun Cities Phoenix                   420      332     88      26.5%     757      606      151      24.9%
   Sun Cities Las Vegas                 261      274    (13)     (4.7%)    512      510        2       0.4%
   Sun City Palm Desert                 114      113      1       0.9%     249      235       14       6.0%
   Sun Cities Northern California       211      184     27      14.7%     340      353      (13)     (3.7%)
   Sun City Hilton Head                 118       94     24      25.5%     213      167       46      27.5%
   Sun City Georgetown                   74      105    (31)    (29.5%)    133      184      (51)    (27.7%)
   Sun City at Huntley                  188      N/A    188       N/A      414      N/A      414       N/A
   Florida communities                   63      139    (76)    (54.7%)    129      245     (116)    (47.3%)
   Other communities                     72       55     17      30.9%     150      100       50      50.0%
------------------------------------------------------------------------------------------------------------
     Total active adult communities   1,521    1,296    225      17.4%   2,897    2,400      497      20.7%
------------------------------------------------------------------------------------------------------------
  Family and country club communities:
   Arizona country club communities      90      N/A     90       N/A      107      N/A      107       N/A
   Nevada country club communities       68      N/A     68       N/A      123      N/A      123       N/A
   Arizona family communities           328      282     46      16.3%     552      504       48       9.5%
   Nevada family communities            115       71     44      62.0%     251      113      138     122.1%
------------------------------------------------------------------------------------------------------------
     Total family and country club
      communities                       601      353    248      70.3%   1,033      617        416    67.4%
------------------------------------------------------------------------------------------------------------
         Total                        2,122    1,649    473     28.7%    3,930    3,017        913    30.3%
============================================================================================================

Included in home closings for the three and six months ended December 31, 1999 are models and vacation getaway homes sold with long-term leasebacks. Profits on the closings of these units are deferred and amortized as reductions of selling, general and administrative expenses over the leaseback periods. The Sun Cities Phoenix had 93 such home closings for the three months and 125 for the six months. The Sun Cities Las Vegas had 9 and 27 for the three and six months, respectively. The Nevada country club communities had 5 and 13 for the three and six months, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                           At December 31,        Change
-------------------------------------------------------------------------------
                                           1999     1998     Amount    Percent
-------------------------------------------------------------------------------
BACKLOG DATA:
Homes under contract:
 Active adult communities:
  Sun Cities Phoenix                        546      609      (63)     (10.3%)
  Sun Cities Las Vegas                      519      570      (51)      (8.9%)
  Sun City Palm Desert                      195      260      (65)     (25.0%)
  Sun Cities Northern California            342      353      (11)      (3.1%)
  Sun City Hilton Head                      156      193      (37)     (19.2%)
  Sun City Georgetown                       162      140       22       15.7%
  Sun City at Huntley                       284      375      (91)     (24.3%)
  Florida communities                       153      190      (37)     (19.5%)
  Other communities                         223      103      120      116.5%
------------------------------------------------------------------------------
      Total active adult communities      2,580    2,793     (213)      (7.6%)
------------------------------------------------------------------------------
 Family and country club communities:
  Arizona country club communities          243      N/A      243        N/A
  Nevada country club communities           123      104       19       18.3%
  Arizona family communities                614      392      222       56.6%
  Nevada family communities                 115      229     (114)     (49.8%)
------------------------------------------------------------------------------
      Total family and country
       club communities                   1,095      725      370       51.0%
------------------------------------------------------------------------------
          Total                           3,675    3,518      157        4.5%
==============================================================================
Aggregate contract sales amount
 (dollars in millions)                   $  917   $  770   $  147       19.1%
==============================================================================
Average contract sales amount per home
 (dollars in thousands)                  $  250   $  219   $   31       14.2%
==============================================================================

Included in backlog at December 31, 1999 at the Sun Cities Phoenix were 20 models and vacation getaway homes sold with long term leasebacks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                    Three Months Ended                           Six Months Ended
                                        December 31,            Change              December 31,       Change
---------------------------------------------------------------------------------------------------------------------
                                     1999       1998       Amount   Percent   1999       1998      Amount    Percent
---------------------------------------------------------------------------------------------------------------------
AVERAGE REVENUE PER HOME CLOSING:
 Active adult communities:
   Sun Cities Phoenix              $167,600   $184,100   $(16,500)   (9.0%) $173,400   $176,200    $(2,800)    (1.6%)
   Sun Cities Las Vegas             238,900    213,000     25,900    12.2%   229,200    203,700     25,500     12.5%
   Sun City Palm Desert             278,400    248,400     30,000    12.1%   276,900    239,900     37,000     15.4%
   Sun Cities Northern California   278,300    236,600     41,700    17.6%   278,100    231,800     46,300     20.0%
   Sun City Hilton Head             188,100    193,700     (5,600)   (2.9%)  198,800    189,400      9,400      5.0%
   Sun City Georgetown              229,400    220,700      8,700     3.9%   226,800    219,800      7,000      3.2%
   Sun City at Huntley              230,600        N/A        N/A     N/A    232,300        N/A        N/A      N/A
   Florida communities              141,500    110,500     31,000    28.1%   137,600    107,900     29,700     27.5%
   Other communities                212,800    190,000     22,800    12.0%   202,300    184,600     17,700      9.6%
     Average active
       adult communities            216,900    199,300     17,600     8.8%   217,100    194,100     23,000     11.8%
 Family and country club
    communities:
   Arizona country club
    communities                     257,000        N/A        N/A     N/A    250,700        N/A        N/A      N/A
   Nevada country club
    communities                     413,000        N/A        N/A     N/A    420,800        N/A        N/A      N/A
   Arizona family communities       209,000    195,300     13,700     7.0%   208,500    197,100     11,400      5.8%
   Nevada family communities        195,200    193,200      2,000     1.0%   194,200    193,000      1,200      0.6%

     Average family and country
       club communities             236,600    194,900     41,700    21.4%   234,600    196,400     38,200     19.5%
        Total average               222,500    198,400     24,100    12.1%   221,700    194,500     27,200     14.0%
=====================================================================================================================

Average revenue per home closing for the models and vacation getaway homes with long-term leasebacks at the Sun Cities Phoenix was $88,800 and $90,900 for the three and six months respectively ended December 31, 1999. At the Sun Cities Las Vegas, the average revenue for these home closings was $346,200 for the three months and $233,500 for the six months. At the Nevada country club communities, the average revenue for these home closings was $593,800 for the three months and $492,100 for the six months.

OPERATING STATISTICS:
Costs and expenses as a percentage of
 revenues:
  Home construction, land and other    78.4%      76.4%       2.0%    2.6%      77.6%      76.2%       1.4%     1.8%
  Selling, general and administrative  13.2%      13.4%      (0.2%)  (1.5%)     13.5%      14.2%      (0.7%)   (4.9%)
  Interest                              4.1%       4.2%      (0.1%)  (2.4%)      4.1%       4.1%        --       --
Ratio of home closings to homes
 under contract in backlog at
 beginning of period                   48.6%      45.9%       2.7%    5.9%      87.6%      95.2%      (7.6%)   (8.0%)
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

A substantial majority of the backlog at December 31, 1999 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the six months ended December 31, 1999 and 1998, cancellations of home sales orders as a percentage of new home sales orders written during the period were 15.4 percent and 14.7 percent, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUES. Total revenues increased to $495.6 million for the three months ended December 31, 1999 from $354.2 million for the three months ended December 31, 1998.

Total active adult community homebuilding revenues increased to $330.0 million for the 1999 quarter from $258.3 million for the 1998 quarter. The Company believes that the principal reasons for this increase were:

     * The Company's Sun City at Huntley community near Chicago, which had not yet begun home closings in the 1998 quarter, contributed $43.4 million to the increase.

     * The Sun Cities Northern California, which had not yet begun home closings at Sun City Lincoln Hills in the 1998 quarter, contributed $14.2 million to the increase.

     * $11.4 million was attributable to revenues from models and vacation getaway homes sold with a long-term leaseback.

     * An increase in the average revenue per home closing contributed $17.8 million to the increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Partially offsetting these increases were $27.4 million of decreased revenues from lower home closings at the Sun Cities Las Vegas, Sun City Georgetown and the Florida communities. These decreases in home closings were primarily due to lower beginning backlogs at these communities.

Total family and country club community homebuilding revenues increased to $142.2 million for the 1999 quarter from $68.8 million for the 1998 quarter. The Company believes that the principal reasons for this increase were:

     * The Company's Nevada country club communities, which had not yet begun home closings at Anthem Las Vegas in the 1998 quarter, contributed $28.1 million to the increase.

     * The Company's Arizona country club communities, which had not yet begun home closings at Anthem Arizona in the 1998 quarter, contributed $23.1 million to the increase.

     * The Company's Nevada family communities, which had not yet begun home closings at Anthem Las Vegas in the 1998 quarter, contributed $8.8 million to the increase.

     * The Company's Arizona family communities, which had not yet begun home closings at Anthem Arizona in the 1998 quarter, contributed $8.1 million to the increase.

     * An increase in the average revenue per home closing contributed $5.3 million to the increase.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $388.8 million for the 1999 quarter from $270.6 million for the 1998 quarter was largely due to the increase in home closings. As a percentage of revenues, these costs increased to 78.4 percent for the 1999 quarter from 76.4 percent for the 1998 quarter. A large, low-margin land sale in the 1999 quarter at the Company's Phoenix-area family community operations contributed to the increase.

This cost increase as a percentage of revenues was also due to a decline in homebuilding gross margin from 24.2 percent for the 1998 quarter to 22.2 percent for the 1999 quarter. Of this total 2.0 percent decline in homebuilding gross margin, 0.7 percent was attributable to deferred profit recognition in the 1999 quarter on the sale and long-term leaseback of 107 model and vacation getaway homes at three of the Company's communities. The balance was largely attributable to changes in the mix of home closings between the Company's various communities, increased discounts on the sale of discontinued field models at some locations, increased warranty costs and increased common cost amortization at a number of the Company's active adult communities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.2 percent for the 1999 quarter from 13.4 percent for the 1998 quarter. This decrease resulted from spreading corporate overhead over significantly greater revenues.

INTEREST. As a percentage of revenues, amortization of capitalized interest decreased slightly to 4.1 percent for the 1999 quarter from 4.2 percent for the 1998 quarter. This decrease was primarily due to a change in the mix of home closings between the Company's various communities.

INCOME TAXES. The increase in income taxes to $7.7 million for the 1999 quarter from $7.6 million in the 1998 quarter was proportionate to the increase in earnings before income taxes. The effective tax rate in both quarters was 36 percent.

NET EARNINGS. The small increase in net earnings to $13.7 million for the 1999 quarter from $13.5 million for the 1998 quarter was primarily attributable to the increase in revenues, which was almost completely offset by the decrease in margins discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 1999 quarter were 9.3 percent lower than in the 1998 quarter. The Company believes that this decrease may be primarily attributable to the following:

     * The Company reduced advertising expenditures in the 1999 quarter. In January 2000 it launched its new national brand-building campaign. The reduced advertising expenditures may have contributed to decreases in the Company's sales traffic and vacation getaway program occupancy rates.

     * The 62.0 percent decrease at the Nevada family communities may be largely attributable to the fact that the Company is selling a substantial portion of its remaining lots at these communities to other home builders, rather than build homes on them to sell.

     * Sun City at Huntley, which the Company believes was still experiencing significant pent-up demand in the 1998 quarter and has yet to establish a normalized sales pattern, had a 54.5 percent decrease.

The Company is preparing to open new recreational amenities at many of its communities, which may help increase sales activity at these communities.

Based on the factors mentioned above, the sale of family community land parcels on which homes will not be built and sold by the Company (see "Liquidity and Financial Condition of the Company"), increases in mortgage interest rates, decreases in home resales nationally, and the fact that the Company's net new orders in fiscal 1999 benefited from grand opening sales at a number of new communities and were the highest in the Company's history, the Company currently anticipates that its level of net new orders for fiscal 2000 will be below the level of fiscal 1999.

The number of homes under contract at December 31, 1999 was 4.5 percent higher than at December 31, 1998. This increase was primarily attributable to the family and country club communities at Anthem Arizona. These communities had not yet commenced new order activity at December 31, 1998. Backlog decreases at the Nevada family communities and Sun City at Huntley were attributable to the declines in net new orders at these communities, discussed above. The Company believes that the backlog decreases at most of the other active adult communities may be attributable in part to increased sales prices, reduced advertising expenditures, increased mortgage interest rates, decreased home resales nationally and the pending opening of new recreational amenities at many communities, all of which may have contributed to levels of net new orders being below levels of home closings.

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUES. Total revenues increased to $905.2 million for the six months ended December 31, 1999 from $622.9 million for the six months ended December 31, 1998.

Total active adult community homebuilding revenues increased to $628.9 million for the 1999 period from $465.8 million for the 1998 period. The Company believes that the principal reasons for this increase were:

     * The Company's Sun City at Huntley community near Chicago, which had not yet begun home closings in the 1998 period, contributed $96.2 million to the increase.

     * $17.7 million was attributable to revenues from models and vacation getaway homes sold with a long-term leaseback.

     * An increase in the average revenue per home closing contributed $42.8 million to the increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total family and country club community homebuilding revenues increased to $242.4 million for the 1999 period from $121.1 million for the 1998 period. The Company believes that the principal reasons for this increase were:

     * The Company's Nevada country club communities, which had not yet begun home closings at Anthem Las Vegas in the 1998 period, contributed $51.8 million to the increase.

     * The Company's Nevada family communities, which had not yet begun home closings at Anthem Las Vegas in the 1998 period, contributed $26.9 million to the increase.

     * The Company's Arizona country club communities, which had not yet begun home closings at Anthem Arizona in the 1998 period, contributed $26.8 million to the increase.

     * The Company's Arizona family communities, which had not yet begun home closings at Anthem Arizona in the 1998 period, contributed $5.9 million to the increase.

     * An increase in the average revenue per home closing contributed $9.9 million to the increase.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $702.6 million for the 1999 period from $474.5 million for the 1998 period was largely due to the increase in home closings. As a percentage of revenues, these costs increased to 77.6 percent for the 1999 period from 76.2 percent for the 1998 period. A large, low-margin land sale in the 1999 period at the Company's Phoenix-area family community operations contributed to the increase.

This cost increase as a percentage of revenues was also due to a decline in homebuilding gross margin from 24.1 percent for the 1998 period to 22.5 percent for the 1999 period. Of this total 1.6 percent decline in homebuilding gross margin, 0.6 percent was attributable to deferred profit recognition in the 1999 period on the sale and long-term leaseback of 165 model and vacation getaway homes at three of the Company's communities. The balance of the decline in homebuilding gross margin was largely attributable to changes in the mix of home closings between the Company's various communities, increased discounts on the sale of discontinued field models at some locations, increased warranty costs and increased common cost amortization at a number of the Company's active adult communities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.5 percent for the 1999 period from 14.2 percent for the 1998 period. This decrease resulted from spreading corporate overhead over significantly greater revenues.

INTEREST. As a percentage of revenues,  amortization of capitalized interest was
4.1 percent for both the 1999 period and the 1998 period.

INCOME TAXES. The increase in income taxes to $15.5 million for the 1999 period from $12.3 million in the 1998 period was due to the increase in earnings before income taxes. The effective tax rate in both periods was 36 percent.

NET EARNINGS. The increase in net earnings to $27.5 million for the 1999 period from $21.9 million for the 1998 period was primarily attributable to the first quarter increase in home closings and homebuilding revenues and the first quarter decrease in selling, general and administrative expenses as a percentage of revenues, partially offset by the decline in gross margin.

NET NEW ORDER ACTIVITY. Net new orders in the 1999 period were 7.3 percent lower than in the 1998 period. The Company believes that this decrease may primarily be attributable to the following:

     * The Company reduced advertising expenditures in the 1999 period. In January 2000 it launched its new national brand-building campaign. The reduced advertising expenditures may have contributed to decreases in the Company's sales traffic and vacation getaway program occupancy rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     * Sun City at Huntley, which the Company believes was experiencing significant pent-up demand in the 1998 period and has yet to establish a normalized sales pattern, had a 48.5 percent decrease.

     * The 54.7 percent decrease at the Nevada family communities may be largely attributable to the fact that the Company is selling a substantial portion of its remaining lots at these communities to other home builders, rather than build homes on them to sell.

     * Sun City Palm Desert, which last year experienced a very strong period in the prior year, had a 30.4 percent decrease.

     * The Sun Cities Northern California, at which Sun City Roseville is now sold out and contributed only 1 net new order in the 1999 period, had a 15.4 percent decrease.

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

During the 1999 period the Company generated $352.0 million of net cash from operating community sales activities, used $296.0 million for land and lot and amenity development at operating communities, paid $14.7 million for costs related to communities in the pre-operating stage and used $89.5 million for interest, income taxes and other operating activities. The resulting $48.2 million of net cash used for operating activities was funded mainly through borrowings under the Company's $500 million senior unsecured revolving credit facility (the "Credit Facility") and $25 million short-term lines of credit (together with the Credit Facility, the "Credit Facilities").

Real estate development is dependent on, among other things, the availability and cost of financing. In periods of significant growth, the Company requires significant additional capital resources, whether from issuances of equity or by increasing its indebtedness. In fiscal 1999 and the first six months of fiscal 2000, the Company had under development, among other projects: (i) Sun City Lincoln Hills, the successor community to Sun City Roseville; (ii) Anthem Las Vegas, which includes Sun City Anthem, country club and family communities;
(iii) Anthem  Arizona,  which includes  country club and family  communities and
(iv) Sun City at Huntley. Given its assessment of market conditions and appropriate timing for these new communities, the Company decided to engage in substantial development at these communities and permit its indebtedness and leverage to increase substantially.

To date, material cash expenditures have been made for these communities. The Company anticipates that it will make material additional development and housing construction expenditures at these communities through the balance of fiscal 2000. In order to provide adequate capital to meet the Company's operating requirements for the next 12 months, the Company in February 1999 completed a $150 million public debt offering and negotiated an increase in the amount of its Credit Facility from $450 million to $500 million. At December 31, 1999 the Company had $346.0 million outstanding under the Credit Facilities. Through at least March 31, 2000, the Company expects to continue to borrow additional amounts under the Credit Facilities to fund continuing development at its communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result of public debt offerings and borrowings to fund development expenditures, described above, the Company has considerably more indebtedness and was considerably more highly leveraged at December 31, 1999 than it has been in recent years. However, the Company reduced its leverage from September 30, 1999, with debt to total capitalization declining from 72.5 percent at that date to 71.5 percent at December 31, 1999. The Company currently intends to further reduce its ratio of debt to total capitalization to 67 percent or lower before incurring material development expenditures for any significant new communities. The Company's current goal is to reach 67 percent debt to total capitalization by December 31, 2000.

The Company expects to have adequate capital resources to meet its needs for the next 12 months. In addition, the Company is selling to other home builders certain land parcels in its Arizona family community operations and a substantial portion of the remaining lots in its Nevada family communities and is planning to otherwise manage its expenditures to meet its needs and available resources over this time period. If there is a significant downturn in the Company's anticipated operations, however, the Company will need to further modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, delaying development expenditures at its communities.

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

At December 31, 1999, under the most restrictive of the covenants in the Company's debt agreements, $60.3 million of the Company's retained earnings was available for payment of cash dividends and the acquisition by the Company of its common stock.

YEAR 2000 ISSUE

As of January 31, 2000, the Company had tested all of its core business systems and determined that they were adequately Year 2000 capable for its purposes. At the present time, the Company does not believe that the Year 2000 issue had a material adverse effect on it.

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures.

Through December 31, 1999, the majority of the Company's Year 2000 remediation efforts addressed its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). Starting more than three years ago, the Company initiated a comprehensive review of its core business applications to determine the adequacy of these systems to meet future business requirements. Year 2000 readiness was only one of many factors considered in this assessment. Out of this effort, a number of systems were identified for upgrade or replacement. In no case was a system replaced solely because of Year 2000 issues, although in some cases the timing of system replacements was accelerated. Thus, the Company does not believe the costs of these system replacements, which aggregated approximately $2 million (the majority of which related to software acquisitions and were thus capitalized), were specifically Year 2000 related. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any significant information technology projects were deferred as a result of its Year 2000 efforts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company also purchased at a cost of approximately $100,000 a software product that identified personal computers and related equipment with imbedded software that was not adequately Year 2000 capable for the Company's purposes. The Company incurred costs to replace or repair that equipment. Since the majority of that equipment would otherwise have been replaced through normal attrition, lease expirations and scheduled upgrades in the ordinary course of business, the Company believes that these equipment costs were not solely related to Year 2000 readiness. The Company expects to incur some minor additional Year 2000-related costs in the remainder of fiscal 2000 but does not at present anticipate that these costs will be material.

The  Company  also  assessed  other   potential  Year  2000  issues,   including
non-information technology systems. A broad-based Year 2000 Task Force was formed and met regularly to identify areas of concern and develop action plans. The Company also completed testing of non-information technology systems and determined that they were Year 2000 capable for its purposes. As part of the
Year 2000 Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties were also considered to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force included both internal and Company-external representation.

With its Year 2000 remediation and testing complete, the Company also established emergency preparedness procedures and contingency plans to supplement existing contingency plans designed to address other potential business interruptions.


FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical results are forward looking statements. They involve risks and uncertainties. Certain forward looking statements are based on assumptions as to future events. Some of these assumptions will prove inaccurate; actual results will differ from those set forth or implied in the forward looking statements and the variances may be material. Risks and uncertainties include: financing and leverage; the development of future communities, including in new geographic markets; governmental regulation, including growth management controls; environmental considerations; competition; the geographic concentration of the Company's operations; the cyclical nature of real estate operations; interest rate increases; fluctuations in labor and material costs; natural risks in certain market areas; and other matters in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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


                                        DEL WEBB CORPORATION
                                        (REGISTRANT)


Date: February 11, 2000                 /s/ LeRoy C. Hanneman, Jr.
                                        ----------------------------------------
                                        LeRoy C. Hanneman, Jr.
                                        Chief Executive Officer

Date: February 11, 2000                 /s/ John A. Spencer
                                        ----------------------------------------
                                        John A. Spencer
                                        Executive Vice President and
                                        Chief Financial Officer