Form 10-Q
period 2000-03-31
DEL WEBB CORP
filed 2000-05-10
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the period ended MARCH 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from N/A to N/A.

    Commission File Number: 1-4785

                              DEL WEBB CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                         86-0077724
      (State or other jurisdiction                            (IRS Employer
   of incorporation or organization)                      Identification Number)

6001 NORTH 24TH STREET, PHOENIX, ARIZONA                           85016
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

As of April 30, 2000 Registrant had outstanding 18,326,955 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               PAGE

   Item 1. Financial Statements:

     Consolidated Balance Sheets as of March 31, 2000,
       June 30, 1999 and March 31, 1999......................................  1

     Consolidated Statements of Earnings for the three and nine months ended March 31, 2000 and 1999..................................  2

     Consolidated Statements of Cash Flows for the nine
       months ended March 31, 2000 and 1999..................................  3

     Notes to Consolidated Financial Statements..............................  5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 10


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.................................. 21

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                              March 31,                    March 31,
                                                                2000         June 30,        1999
                                                             (Unaudited)       1999       (Unaudited)
-----------------------------------------------------------------------------------------------------
                ASSETS
-----------------------------------------------------------------------------------------------------

Real estate inventories (Notes 2, 3 and 6)                  $ 1,856,368    $ 1,622,581    $ 1,579,686
Cash and short-term investments                                  17,006         22,669          7,343
Receivables                                                      36,674         33,529         42,796
Property and equipment, net                                      91,251         72,423         48,600
Other assets                                                     74,102        115,595        114,629
-----------------------------------------------------------------------------------------------------
                                                            $ 2,075,401    $ 1,866,797    $ 1,793,054
=====================================================================================================

    LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------------------------------------------------------------------------

Notes payable, senior and subordinated debt (Note 3)        $ 1,162,014    $ 1,040,613    $ 1,038,171
Contractor and trade accounts payable                           119,556        115,456        104,112
Accrued liabilities and other payables                          136,413        127,980        123,009
Home sale deposits                                              161,118        145,362        123,616
Deferred income taxes (Note 4)                                   42,908         22,510         17,123
Income taxes payable (Note 4)                                     1,987         10,082          6,806
-----------------------------------------------------------------------------------------------------
      Total liabilities                                       1,623,996      1,462,003      1,412,837
-----------------------------------------------------------------------------------------------------

Shareholders' equity:

Common stock, $.001 par value. Authorized 30,000,000 shares;
 issued 18,328,258 shares at March 31, 2000, 18,221,385
 shares at June 30, 1999 and 18,216,364 shares at
 March 31, 1999                                                      18             18             18
Additional paid-in capital                                      170,326        168,865        168,620
Retained earnings                                               285,535        242,075        218,351
-----------------------------------------------------------------------------------------------------
                                                                455,879        410,958        386,989
Less deferred compensation                                       (4,474)        (6,164)        (6,772)
-----------------------------------------------------------------------------------------------------
      Total shareholders' equity                                451,405        404,794        380,217
-----------------------------------------------------------------------------------------------------
                                                            $ 2,075,401    $ 1,866,797    $ 1,793,054
=====================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Three Months Ended             Nine Months Ended
                                                       March 31,                     March 31,
-----------------------------------------------------------------------------------------------------
                                                  2000           1999            2000          1999
-----------------------------------------------------------------------------------------------------
Revenues (Note 5)                               $499,799     $  324,428       $1,404,974     $947,323
-----------------------------------------------------------------------------------------------------
Costs and expenses (Note 5):
  Home construction, land and other              384,933        242,010        1,087,570      716,484
  Selling, general and administrative             67,930         49,731          190,151      138,406
  Interest (Note 6)                               21,958         13,204           59,348       38,736
-----------------------------------------------------------------------------------------------------
                                                 474,821        304,945        1,337,069      893,626
-----------------------------------------------------------------------------------------------------

      Earnings before income taxes                24,978         19,483           67,905       53,697

Income taxes (Note 4)                              8,992          7,014           24,446       19,331
-----------------------------------------------------------------------------------------------------


      Net earnings                              $ 15,986         12,469       $   43,459     $ 34,366
=====================================================================================================

Weighted average shares outstanding - basic       18,319         18,220           18,271       18,161
=====================================================================================================
Weighted average shares
 outstanding - assuming dilution                  18,530         18,752           18,598       18,717
=====================================================================================================

Net earnings per share - basic                  $    .87     $      .68       $     2.38     $   1.89
=====================================================================================================
Net earning per share - assuming dilution       $    .86     $      .66       $     2.34     $   1.84
=====================================================================================================

    See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                             March 31,
--------------------------------------------------------------------------------------------------------------
                                                                                       2000             1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to operating community home sales           $ 1,344,579       $ 893,243
  Cash received from commercial land and facility sales at operating communities        49,618          37,375
  Cash paid for costs related to home construction at operating communities           (866,202)       (594,937)
--------------------------------------------------------------------------------------------------------------
      Net cash provided by operating community sales activities                        527,995         335,681
  Cash paid for land acquisitions at operating communities                             (38,063)        (20,247)
  Cash paid for lot development at operating communities                              (231,810)       (129,792)
  Cash paid for amenity development at operating communities                          (169,865)        (66,671)
--------------------------------------------------------------------------------------------------------------
      Net cash provided by operating communities                                        88,257         118,971

  Cash paid for costs related to communities in the pre-operating stage                (14,716)       (333,972)
  Cash received from mortgage operations                                                 5,176           7,497
  Cash received from (paid for) residential land development project                    (1,907)          2,036
  Cash paid for corporate activities                                                   (58,046)        (56,567)
  Interest paid                                                                        (82,674)        (57,840)
  Cash received (paid) for income taxes                                                (10,997)          1,502
--------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR OPERATING ACTIVITIES                                           (74,907)       (318,373)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (13,177)        (17,045)
  Investments in life insurance policies                                                (1,821)           (974)
--------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                           (14,998)        (18,019)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                           340,797         628,996
  Repayments of debt                                                                  (257,319)       (298,951)
  Stock repurchases                                                                         (3)           (920)
  Proceeds from exercise of common stock options                                           767           1,153
  Dividends paid                                                                            --            (905)
--------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         84,242         329,373
--------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                         (5,663)         (7,019)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                  22,669          14,362
--------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                   $    17,006       $   7,343
==============================================================================================================

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                      March 31,
-------------------------------------------------------------------------------------------------------
                                                                                 2000          1999
-------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                $  43,459       $  34,366
  Amortization of non-cash common costs in costs and expenses,
    excluding interest                                                          340,937         235,684
  Amortization of capitalized interest in costs and expenses                     59,348          38,736
  Deferred compensation amortization                                              4,024           1,581
  Depreciation and other amortization                                             9,678           6,072
  Deferred income taxes                                                          13,163          12,878
  Net increase in home construction costs                                       (41,467)        (92,511)
  Land acquisitions                                                             (38,063)        (27,549)
  Lot development                                                              (231,810)       (319,262)
  Amenity development                                                          (169,865)       (208,543)
  Net change in other assets and liabilities                                    (64,311)            175
--------------------------------------------------------------------------------------------------------
      Net cash used for operating activities                                  $ (74,907)      $(318,373)
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

     The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are:

                                                                          In Thousands
---------------------------------------------------------------------------------------------------
                                                            March 31,                     March 31,
                                                              2000         June 30,        1999
                                                           (Unaudited)       1999       (Unaudited)
---------------------------------------------------------------------------------------------------
Home construction costs                                    $  306,835     $  265,368     $  274,681
Unamortized improvement and amenity costs                   1,158,704        977,867        971,391
Unamortized capitalized interest                              103,305         85,007         80,658
Land held for housing                                         232,535        191,624        218,802
Land and facilities held for future development or sale        54,989        102,715         34,154
---------------------------------------------------------------------------------------------------
                                                           $1,856,368     $1,622,581     $1,579,686
===================================================================================================

     At March 31, 2000 the Company had 329 completed homes and 823 homes under construction that were not subject to a sales contract. These homes represented $61.4 million of home construction costs at March 31, 2000. At March 31, 1999 the Company had 436 completed homes and 395 homes under construction (representing $52.1 million of home construction costs) that were not subject to a sales contract.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  REAL ESTATE INVENTORIES (CONTINUED)

     Included in land and facilities held for future development or sale at March 31, 2000 were 272 acres of commercial land that are currently being marketed for sale at the Company's active adult communities and 470 acres of commercial land that are currently being marketed for sale at the Company's Anthem Arizona project. Also included in land and facilities held for future development or sale at March 31, 2000 were 77 lots on selected residential land parcels in the Company's Arizona family community operations and 998 lots in the Company's Nevada family communities.

(3)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of:

                                                                       In Thousands
--------------------------------------------------------------------------------------------------
                                                        March 31,                       March 31,
                                                          2000          June 30,          1999
                                                      (Unaudited)         1999         (Unaudited)
--------------------------------------------------------------------------------------------------
9 3/4% Senior Subordinated Debentures due 2003,
 net, unsecured                                        $   98,801      $   98,492      $   98,390
9% Senior Subordinated Debentures due 2006,
 net, unsecured                                            98,381          98,176          98,107
9 3/4% Senior Subordinated Debentures due 2008,
 net, unsecured                                           146,217         145,854         145,733
9 3/8% Senior Subordinated Debentures due 2009,
 net, unsecured                                           195,763         195,413         195,297
10 1/4% Senior Subordinated Debentures due 2010,
 net, unsecured                                           144,073         143,622         143,409
Notes payable to banks under a revolving credit
 facility and short-term lines of credit, unsecured       393,334         301,000         308,200
Real estate and other notes, primarily secured             85,445          58,056          49,035
-------------------------------------------------------------------------------------------------
                                                       $1,162,014      $1,040,613      $1,038,171
=================================================================================================

     At March 31, 2000 the Company had $370.0 million outstanding under its $500 million senior unsecured revolving credit facility and $23.3 million outstanding under its $25 million of short-term lines of credit.

     At March 31, 2000, under the most restrictive of the covenants in the Company's debt agreements, $65.2 million of the Company's retained earnings was available for payment of cash dividends and for the acquisition by the Company of its common stock.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  INCOME TAXES

     The components of income taxes are:

                                                In Thousands
                                                (Unaudited)
--------------------------------------------------------------------------------
                              Three Months Ended            Nine Months Ended
                                   March 31,                     March 31,
--------------------------------------------------------------------------------
                                2000        1999             2000       1999
--------------------------------------------------------------------------------
Current:
    Federal                 $ (6,752)    $ (1,312)         $ 3,731     $ 6,064
    State                       (329)        (149)             317         389
--------------------------------------------------------------------------------
                              (7,081)      (1,461)           4,048       6,453
--------------------------------------------------------------------------------
Deferred
    Federal                   17,398        7,881           21,207      11,749
    State                     (1,325)         594             (809)      1,129
--------------------------------------------------------------------------------
                              16,073        8,475           20,398      12,878
--------------------------------------------------------------------------------
                            $  8,992     $  7,014          $24,446     $19,331
================================================================================

(5)  REVENUES AND COSTS AND EXPENSES

     The components of revenues and costs and expenses are:

                                                             In Thousands
                                                              (Unaudited)
----------------------------------------------------------------------------------------------
                                            Three Months Ended           Nine Months Ended
                                                  March 31,                   March 31,
----------------------------------------------------------------------------------------------
                                             2000          1999          2000          1999
----------------------------------------------------------------------------------------------
Revenues:
  Homebuilding:
   Active adult communities               $ 305,682     $ 238,658     $  916,909     $ 704,434
----------------------------------------------------------------------------------------------
   Family and country club communities      157,066        67,045        393,056       188,194
----------------------------------------------------------------------------------------------
                                            462,748       305,703      1,309,965       892,628
   Models/vacation getaway homes with
    long-term leaseback *                     6,538            --         30,602            --
----------------------------------------------------------------------------------------------
        Total homebuilding                  469,286       305,703      1,340,567       892,628
  Land and facility sales                    24,040        12,333         49,689        42,011
  Other                                       6,473         6,392         14,718        12,684
----------------------------------------------------------------------------------------------
                                          $ 499,799     $ 324,428    $ 1,404,974     $ 947,323
==============================================================================================

* For the three and nine months ended March 31, 2000, revenues from the sale of models/vacation getaway homes with long-term leasebacks are net of deferred profits of $3,549,000 and $13,659,000, respectively. These deferred profits are being amortized as reductions of selling, general and administrative expenses over the leaseback periods.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  REVENUES AND COSTS AND EXPENSES (CONTINUED)


                                                                     In Thousands
                                                                     (Unaudited)
-------------------------------------------------------------------------------------------------
                                                   Three Months Ended            Nine Months Ended
                                                        March 31,                     March 31,
-----------------------------------------------------------------------------------------------------
                                                    2000          1999           2000           1999
-----------------------------------------------------------------------------------------------------
Costs and expenses:
 Home construction and land:
  Active adult communities                       $ 231,768     $ 178,184     $   693,027    $ 524,380
  Family and country club communities              123,005        53,826         312,969      152,848
-----------------------------------------------------------------------------------------------------
                                                   354,773       232,010       1,005,996      677,228
  Models/vacation getaway homes with
   long-term leaseback                               6,538            --          30,602           --
-----------------------------------------------------------------------------------------------------
      Total homebuilding                           361,311       232,010       1,036,598      677,228
 Cost of land and facility sales                    19,393         8,683          40,950       34,227
 Other cost of sales                                 4,229         1,317          10,022        5,029
-----------------------------------------------------------------------------------------------------
      Total home construction, land and other      384,933       242,010       1,087,570      716,484
 Selling, general and administrative                67,930        49,731         190,151      138,406
 Interest                                           21,958        13,204          59,348       38,736
-----------------------------------------------------------------------------------------------------
                                                 $ 474,821     $ 304,945     $ 1,337,069    $ 893,626
=====================================================================================================

(6)  INTEREST

     The following table shows the components of interest:

                                                                   In Thousands
                                                                    (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                    Three Months Ended          Nine Months Ended
                                                         March 31,                  March 31,
-----------------------------------------------------------------------------------------------------
                                                     2000         1999           2000           1999
-----------------------------------------------------------------------------------------------------
Interest incurred and capitalized                 $ 26,171      $ 22,346       $  77,646     $ 57,939
=====================================================================================================
Amortization of capitalized interest
  in costs and expenses                           $ 21,958      $ 13,204       $  59,348     $ 38,736
=====================================================================================================
Unamortized capitalized interest
  included in real estate inventories
  at period end                                                                $ 103,305     $ 80,658
=================================================                              ======================
Interest income                                   $    205      $    194       $     639     $    831
=====================================================================================================

     Interest income is included in other revenues.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                In Thousands
                                                                 (Unaudited)
----------------------------------------------------------------------------------------------------
                                              Three Months Ended             Nine Months Ended
                                                   March 31,                     March 31,
----------------------------------------------------------------------------------------------------
                                             2000           1999            2000             1999
----------------------------------------------------------------------------------------------------
Revenues:
  Active adult communities                $ 319,471      $ 244,741      $   957,164      $   719,817
  Family and country club communities       179,190         75,492          444,381          218,875
  Corporate and other                         1,138          4,195            3,429            8,631
----------------------------------------------------------------------------------------------------
                                          $ 499,799      $ 324,428      $ 1,404,974      $   947,323
====================================================================================================
EBIT:
  Active adult communities                $  43,024      $  36,673      $   131,381      $   109,596
  Family and country club
    communities                              22,989          9,140           50,657           24,184
  Corporate and other                       (19,077)       (13,126)         (54,785)         (41,347)
----------------------------------------------------------------------------------------------------
                                          $  46,936      $  32,687      $   127,253      $    92,433
====================================================================================================
Amortization of Capitalized Interest:
  Active adult communities                $  15,061      $   9,989      $    42,211      $    29,687
  Family and country club communities         6,897          3,215           17,137            9,049
  Corporate and other                            --             --               --               --
----------------------------------------------------------------------------------------------------
                                          $  21,958      $  13,204      $    59,348      $    38,736
====================================================================================================
Assets at Period End:
  Active adult communities                                              $ 1,421,647      $ 1,276,430
  Family and country club communities                                       515,583          425,830
  Corporate and other                                                       138,171           90,794
------------------------------------------                              ----------------------------
                                                                        $ 2,075,401      $ 1,793,054
==========================================                              ============================

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

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA


                                          Three Months                          Nine Months
                                             Ended                                 Ended
                                            March 31,          Change             March 31,         Change
-----------------------------------------------------------------------------------------------------------------
                                         2000      1999    Amount   Percent    2000     1999    Amount   Percent
-----------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Number of net new orders:
  Active adult communities:

    Sun Cities Phoenix                    407       387      20       5.2%      976      933       43      4.6%
    Sun Cities Las Vegas                  391       378      13       3.4%      877      910      (33)    (3.6%)
    Sun City Palm Desert                  162       123      39      31.7%      322      353      (31)    (8.8%)
    Sun Cities Northern California        206       232     (26)    (11.2%)     480      556      (76)   (13.7%)
    Sun City Hilton Head                   97       141     (44)    (31.2%)     272      332      (60)   (18.1%)
    Sun City Texas                        105       104       1       1.0%      242      237        5      2.1%
    Sun City at Huntley                    71       130     (59)    (45.4%)     264      505     (241)   (47.7%)
    Florida communities                    97        86      11      12.8%      246      246       --       --
    Other communities                      89        82       7       8.5%      294      183      111     60.7%
----------------------------------------------------------------------------------------------------------------
      Total active adult communities    1,625     1,663     (38)     (2.3%)   3,973    4,255     (282)    (6.6%)
----------------------------------------------------------------------------------------------------------------
  Family and country club communities:

    Arizona country club communities      127       148     (21)     (14.2%)    233      148       85     57.4%
    Nevada country club communities       112        60      52      86.7%      223      164       59     36.0%
    Arizona family communities            324       502    (178)     (35.5%)    763      913     (150)   (16.4%)
    Nevada family communities             107       149     (42)     (28.2%)    224      407     (183)   (45.0%)
----------------------------------------------------------------------------------------------------------------
      Total family and country club
       communities                        670       859    (189)     (22.0%)  1,443    1,632     (189)   (11.6%)
----------------------------------------------------------------------------------------------------------------
        Total                           2,295     2,522    (227)     (9.0%)   5,416    5,887     (471)    (8.0%)
================================================================================================================

Included in net new orders for the three and nine months ended March 31, 2000 are models and vacation getaway homes sold with long-term leasebacks. The Sun Cities Phoenix had 17 such net new orders for the three month period and 162 for the nine month period. The Sun Cities Las Vegas had 5 and 32 for the three and nine months, respectively. The Nevada country club communities had 13 for the nine month period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)


                                          Three Months                        Nine Months
                                             Ended                               Ended
                                            March 31,          Change           March 31,        Change
-------------------------------------------------------------------------------------------------------------
                                         2000    1999    Amount   Percent    2000    1999   Amount    Percent
-------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Number of home closings:
  Active adult communities:

    Sun Cities Phoenix                    323     304      19       6.3%    1,080     910     170      18.7%
    Sun Cities Las Vegas                  328     323       5       1.5%      840     833       7       0.8%
    Sun City Palm Desert                  118     109       9       8.3%      367     344      23       6.7%
    Sun Cities Northern California        214     165      49      29.7%      554     518      36       6.9%
    Sun City Hilton Head                   81      71      10      14.1%      294     238      56      23.5%
    Sun City Texas                         56      84     (28)    (33.3%)     189     268     (79)    (29.5%)
    Sun City at Huntley                   120     N/A     120       N/A       534     N/A     534       N/A
    Florida communities                    64      89     (25)    (28.1%)     193     334    (141)    (42.2%)
    Other communities                     103      61      42      68.9%      253     161      92      57.1%
-------------------------------------------------------------------------------------------------------------
      Total active adult communities    1,407   1,206     201      16.7%    4,304   3,606     698      19.4%
-------------------------------------------------------------------------------------------------------------
  Family and country club communities:

    Arizona country club communities      132     N/A     132       N/A       239     N/A     239       N/A
    Nevada country club communities        48      13      35     269.2%      171      13     158   1,215.4%
    Arizona family communities            383     220     163      74.1%      935     724     211      29.1%
    Nevada family communities              81      74       7       9.5%      332     187     145      77.5%
-------------------------------------------------------------------------------------------------------------
      Total family and country club
       communities                        644     307     337     109.8%    1,677     924     753      81.5%
-------------------------------------------------------------------------------------------------------------
        Total                           2,051   1,513     538      35.6%    5,981   4,530   1,451      32.0%
=============================================================================================================

Included in home closings for the three and nine months ended March 31, 2000 are models and vacation getaway homes sold with long-term leasebacks. Profits on the closings of these units are deferred and amortized as reductions of selling, general and administrative expenses over the leaseback periods. The Sun Cities Phoenix had 35 such home closings for the three months and 160 for the nine months. The Sun Cities Las Vegas had 5 and 32 for the three and nine months, respectively. The Nevada country club communities had 13 for the nine months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)


                                                        At March 31,           Change
-------------------------------------------------------------------------------------------
                                                      2000       1999     Amount    Percent
-------------------------------------------------------------------------------------------
BACKLOG DATA:
Homes under contract:
  Active adult communities:

    Sun Cities Phoenix                                 630        692       (62)     (9.0%)
    Sun Cities Las Vegas                               582        625       (43)     (6.9%)
    Sun City Palm Desert                               239        274       (35)    (12.8%)
    Sun Cities Northern California                     334        420       (86)    (20.5%)
    Sun City Hilton Head                               172        263       (91)    (34.6%)
    Sun City Texas                                     211        160        51      31.9%
    Sun City at Huntley                                235        505      (270)    (53.5%)
    Florida communities                                186        187        (1)     (0.5%)
    Other communities                                  209        124        85      68.5%
-------------------------------------------------------------------------------------------
      Total active adult communities                 2,798      3,250      (452)    (13.9%)
-------------------------------------------------------------------------------------------
  Family and country club communities:
    Arizona country club communities                   238        148        90      60.8%
    Nevada country club communities                    187        151        36      23.8%
    Arizona family communities                         555        674      (119)    (17.7%)
    Nevada family communities                          141        304      (163)    (53.6%)
-------------------------------------------------------------------------------------------
      Total family and country club communities      1,121      1,277      (156)    (12.2%)
-------------------------------------------------------------------------------------------
        Total                                        3,919      4,527      (608)    (13.4%)
===========================================================================================
Aggregate contract sales amount
 (dollars in millions)                              $1,009     $1,026     $ (17)     (1.7%)
===========================================================================================
Average contract sales amount per home
 (dollars in thousands)                             $  258     $  227     $  31      13.7%
===========================================================================================

Included in backlog at March 31, 2000 at the Sun Cities Phoenix were 2 models and vacation getaway homes sold with long term leasebacks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                       Three Months Ended                         Nine Months Ended
                                            March 31,              Change              March 31,             Change
-------------------------------------------------------------------------------------------------------------------------
                                        2000       1999        Amount   Percent     2000       1999     Amount    Percent
-------------------------------------------------------------------------------------------------------------------------
AVERAGE REVENUE PER HOME CLOSING:
 Active adult communities:

  Sun Cities Phoenix                  $188,600   $174,900    $ 13,700     7.8%   $178,000   $175,700   $  2,300     1.3%
  Sun Cities Las Vegas                 224,900    204,900      20,000     9.8%    227,500    204,200     23,300    11.4%
  Sun City Palm Desert                 272,400    251,400      21,000     8.4%    275,400    243,500     31,900    13.1%
  Sun Cities Northern California       275,200    249,100      26,100    10.5%    277,000    237,300     39,700    16.7%
  Sun City Hilton Head                 201,300    183,500      17,800     9.7%    199,500    187,600     11,900     6.3%
  Sun City Texas                       241,300    201,500      39,800    19.8%    231,100    214,100     17,000     7.9%
  Sun City at Huntley                  222,700        N/A         N/A     N/A     230,100        N/A        N/A     N/A
  Florida communities                  139,900    117,700      22,200    18.9%    138,300    110,500     27,800    25.2%
  Other communities                    204,000    169,700      34,300    20.2%    203,000    179,000     24,000    13.4%
    Average active adult communities   221,900    197,900      24,000    12.1%    218,700    195,400     23,300    11.9%

 Family and country club communities:

  Arizona country club communities     289,500        N/A         N/A     N/A     272,100        N/A        N/A     N/A
  Nevada country club communities      459,400    325,400     134,000    41.2%    431,600    325,400    106,200    32.6%
  Arizona family communities           216,500    218,500      (2,000)   (0.9%)   211,700    203,600      8,100     4.0%
  Nevada family communities            171,500    199,200     (27,700)  (13.9%)   188,600    195,400     (6,800)   (3.5%)

    Average family and country club
     communities                       243,900    218,400      25,500    11.7%    238,200    203,700     34,500    16.9%
       Total average                   228,800    202,100      26,700    13.2%    224,100    197,000     27,100    13.8%
=========================================================================================================================

Average revenue per home closing for the models and vacation getaway homes with long-term leasebacks at the Sun Cities Phoenix was $132,700 and $100,000 for the three and nine months respectively ended March 31, 2000. At the Sun Cities Las Vegas, the average revenue for these home closings was $378,600 for the three months and $256,200 for the nine months. At the Nevada country club communities, the average revenue for these home closings was $492,100 for the nine months.

OPERATING STATISTICS:
Costs and expenses as a percentage of
 revenues:
  Home construction, land and other      77.0%     74.6%       2.4%       3.2%      77.4%     75.6%       1.8%      2.4%
  Selling, general and administrative    13.6%     15.3%      (1.7%)    (11.1%)     13.5%     14.6%      (1.1%)    (7.5%)
  Interest                                4.4%      4.1%       0.3%       7.3%       4.2%      4.1%       0.1%      2.4%

Ratio of home closings to homes under
 contract in backlog at beginning of
 period                                  55.8%     43.0%      12.8%      29.8%     133.4%    142.9%      (9.5%)    (6.6%)
=========================================================================================================================

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

A substantial majority of the backlog at March 31, 2000 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence or other factors. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the nine months ended March 31, 2000 and 1999, cancellations of home sales orders as a percentage of new home sales orders written during the period were 14.5 percent and 13.8 percent, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES. Total revenues increased to $499.8 million for the three months ended March 31, 2000 from $324.4 million for the three months ended March 31, 1999.

Total active adult community homebuilding revenues increased to $312.2 million for the 2000 quarter from $238.7 million for the 1999 quarter. The Company believes that the principal reasons for this increase were:

     * The Company's Sun City at Huntley community near Chicago, which had not yet begun home closings in the 1999 quarter, contributed $26.7 million to the increase.

     * An increase in the average revenue per home closing contributed $24.5 million to the increase.

     * The Sun Cities Northern California, which had not yet begun home closings at Sun City Lincoln Hills in the 1999 quarter, contributed $17.7 million to the increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total family and country club community homebuilding revenues increased to $157.1 million for the 2000 quarter from $67.0 million for the 1999 quarter. The Company believes that the principal reasons for this increase were:

     * The Company's Arizona country club communities, which had not yet begun home closings at Anthem Arizona in the 1999 quarter, contributed $38.2 million to the increase.

     * The Company's Arizona family communities, which had not yet begun home closings at Anthem Arizona in the 1999 quarter, contributed $26.9 million to the increase.

     * An increase in the average revenue per home closing contributed $11.6 million to the increase.

     * The Company's Nevada country club communities, which had just begun home closings at Anthem Las Vegas in the 1999 quarter, contributed $11.4 million to the increase.

Revenues from land and facility sales increased to $24.0 million for the 2000 quarter from $12.3 million for the 1999 quarter. The increase was primarily due to the sale of land parcels in the Company's Nevada family community operations.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $384.9 million for the 2000 quarter from $242.0 million for the 1999 quarter was largely due to the increase in home closings. As a percentage of revenues, these costs increased to 77.0 percent for the 2000 quarter from 74.6 percent for the 1999 quarter.

This total cost increase as a percentage of revenues was largely due to a decline in homebuilding gross margin from 24.1 percent for the 1999 quarter to
23.0 percent for the 2000 quarter. Of this 1.1 percent decline in homebuilding gross margin, 0.3 percent was attributable to deferred profit recognition in the 2000 quarter on the sale and long-term leaseback of 40 model and vacation getaway homes at two of the Company's communities. The balance was largely attributable to changes in the mix of home closings between the Company's various communities (in part due to the dilutive effect of lower initial pricing at some of the Company's newer communities) and increased common cost amortization at a number of the Company's active adult communities.

Also contributing to the cost increase as a percentage of revenues were low-margin land sales in the Company's Nevada family communities in the 2000 quarter and a high-margin gain on an equipment sale in the 1999 quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.6 percent for the 2000 quarter from 15.3 percent for the 1999 quarter. This decrease resulted from spreading corporate overhead over significantly greater revenues.

INTEREST. As a percentage of revenues, amortization of capitalized interest increased to 4.4 percent for the 2000 quarter from 4.1 percent for the 1999 quarter. This increase was primarily due to an increase in debt levels (see "Liquidity and Financial Condition of the Company").

INCOME TAXES. The increase in income taxes to $9.0 million for the 2000 quarter from $7.0 million in the 1999 quarter was proportionate to the increase in earnings before income taxes. The effective tax rate in both quarters was 36 percent.

NET EARNINGS. The increase in net earnings to $16.0 million for the 2000 quarter from $12.5 million for the 1999 quarter was primarily attributable to the increase in home closings and homebuilding revenues and the decrease in selling, general and administrative expenses as a percentage of revenues. These improvements were partially offset by the decline in homebuilding gross margin and the increase in interest as a percentage of revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 2000 quarter were 9.0 percent lower than in the 1999 quarter. The Company believes that this decrease may be primarily attributable to the following:

     * Sun City at Huntley, which the Company believes was still experiencing significant pent-up demand in the 1999 quarter and has yet to establish a normalized sales pattern, had a 45.4 percent decrease. The Company also believes that lack of a full complement of product offerings, which will be expanded in the future, contributed to the low level of net new orders at this community in the 2000 quarter.

     * The 35.5 percent decrease at the Arizona family communities was due to a reduction in the number of subdivisions in the Phoenix area and to the fact that the Company was experiencing significant pent-up demand at its Anthem Arizona community in the 1999 quarter.

     * Sun City Hilton Head, which experienced a higher-than-normal level of net new orders in the 1999 quarter, had a 31.2 percent decrease.

     * The 28.2 percent decrease at the Nevada family communities may be largely attributable to the fact that the Company is selling a substantial portion of its remaining lots at these communities to other home builders, rather than building homes on them to sell.

     * The Company had several communities which had net new orders in the 1999 quarter but have subsequently sold out and had no or minimal net new orders in the 2000 quarter.

The Company has recently opened new recreational amenities at many of its communities, which may help increase future sales activity at these communities.

Based on the factors mentioned above, the sale of family community land parcels on which homes will not be built and sold by the Company (see "Liquidity and Financial Condition of the Company"), increases in mortgage interest rates, decreases in home resales nationally, and the fact that the Company's net new orders in fiscal 1999 benefited from grand opening sales at a number of new communities and were the highest in the Company's history, the Company currently anticipates that its level of net new orders for fiscal 2000 will be below the level for fiscal 1999.

The number of homes under contract at March 31, 2000 was 13.4 percent lower than at March 31, 1999. The backlog decreases at Sun City at Huntley, the Arizona family communities and the Nevada family communities were attributable to the declines in net new orders discussed above. The Company believes that the backlog decreases at most of the other active adult communities may be attributable in part to increased sales prices, reduced advertising expenditures in the first half of fiscal 2000, increased mortgage interest rates, decreased home resales nationally and the pending opening of new recreational amenities at many communities, all of which may have contributed to levels of net new orders being below levels of home closings.

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES. Total revenues increased to $1.40 billion for the nine months ended March 31, 2000 from $947.3 million for the nine months ended March 31, 1999.

Total active adult community homebuilding revenues increased to $941.1 million for the 2000 period from $704.4 million for the 1999 period. The Company believes that the principal reasons for this increase were:

     * The Company's Sun City at Huntley community near Chicago, which had not yet begun home closings in the 1999 period, contributed $122.9 million to the increase.

     * An increase in the average revenue per home closing contributed $62.1 million to the increase.

     * The Sun Cities Northern California, which had not yet begun home closings at Sun City Lincoln Hills in the 1999 period, contributed $28.8 million to the increase.

     * $24.2 million was attributable to revenues from models and vacation getaway homes sold with a long-term leaseback.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total family and country club community homebuilding revenues increased to $399.5 million for the 2000 period from $188.2 million for the 1999 period. The Company believes that the principal reasons for this increase were:

     * The Company's Arizona country club communities, which had not yet begun home closings at Anthem Arizona in the 1999 period, contributed $65.1 million to the increase.

     * The Company's Nevada country club communities, which had just begun home closings at Anthem Las Vegas late in the 1999 period, contributed $51.4 million to the increase.

     * An increase in the average revenue per home closing contributed $36.8 million to the increase.

     * The Company's Arizona family communities, which had not yet begun home closings at Anthem Arizona in the 1999 period, contributed $32.6 million to the increase.

     * The Company's Nevada family communities, which had just begun home closings at Anthem Las Vegas late in the 1999 period, contributed $25.4 million to the increase.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $1.09 billion for the 2000 period from $716.5 million for the 1999 period was largely due to the increase in home closings. As a percentage of revenues, these costs increased to 77.4 percent for the 2000 period from 75.6 percent for the 1999 period. Large, low-margin land sales in the 2000 period at the Company's Nevada family community operations contributed to the increase, as did a high-margin gain on an equipment sale in the 1999 period.

This total cost increase as a percentage of revenues was also due to a decline in homebuilding gross margin from 24.1 percent for the 1999 period to 22.7 percent for the 2000 period. Of this 1.4 percent decline in homebuilding gross margin, 0.5 percent was attributable to deferred profit recognition in the 2000 period on the sale and long-term leaseback of 205 model and vacation getaway homes at three of the Company's communities. The balance of the decline in homebuilding gross margin was largely attributable to changes in the mix of home closings between the Company's various communities (in part due to the dilutive effect of lower initial pricing at some of the Company's newer communities) and increased common cost amortization at a number of the Company's active adult communities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.5 percent for the 2000 period from 14.6 percent for the 1999 period. This decrease resulted from spreading corporate overhead over significantly greater revenues.

INTEREST. As a percentage of revenues, amortization of capitalized interest increased slightly to 4.2 percent for the 2000 period from 4.1 percent for the 1999 period. This increase was primarily due to an increase in debt levels (see "Liquidity and Financial Condition of the Company").

INCOME TAXES. The increase in income taxes to $24.4 million for the 2000 period from $19.3 million in the 1999 period was due to the increase in earnings before income taxes. The effective tax rate in both periods was 36 percent.

NET EARNINGS. The increase in net earnings to $43.5 million for the 2000 period from $34.4 million for the 1999 period was primarily attributable to the increase in home closings and homebuilding revenues and the decrease in selling, general and administrative expenses as a percentage of revenues, partially offset by the decline in gross margin.

NET NEW ORDER ACTIVITY. Net new orders in the 2000 period were 8.0 percent lower than in the 1999 period. The Company believes that this decrease was primarily attributable to the following:

     * The Company reduced advertising expenditures in the first half of fiscal 2000. In January 2000 it launched its new national brand-building campaign. The reduced advertising expenditures may have contributed to decreases in the Company's sales traffic and vacation getaway program occupancy rates during the first half of the current fiscal year.

     * Sun City at Huntley, which the Company believes was experiencing significant pent-up demand in the 1999 period and has yet to establish a normalized sales pattern, had a 47.7 percent decrease.

     * The 45.0 percent decrease at the Nevada family communities may be largely attributable to the fact that the Company is selling a substantial portion of its remaining lots at these communities to other home builders, rather than building homes on them to sell.

     * The 16.4 percent decrease at the Arizona family communities was due to a reduction in the number of subdivisions in the Phoenix area.

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

During the 2000 period the Company generated $528.0 million of net cash from operating community sales activities, used $439.7 million for land and lot and amenity development at operating communities, paid $14.7 million for costs related to communities in the pre-operating stage and used $148.5 million for interest, income taxes and other operating activities. The resulting $74.9 million of net cash used for operating activities was funded mainly through borrowings under the Company's $500 million senior unsecured revolving credit facility (the "Credit Facility") and $25 million short-term lines of credit (together with the Credit Facility, the "Credit Facilities").

Real estate development is dependent on, among other things, the availability and cost of financing. In periods of significant growth, the Company requires significant additional capital resources, whether from issuances of equity or by increasing its indebtedness. In fiscal 1999 and the first nine months of fiscal 2000, the Company had under development, among other projects: (i) Sun City Lincoln Hills, the successor community to Sun City Roseville; (ii) Anthem Las Vegas, which includes Sun City Anthem, country club and family communities;
(iii) Anthem Arizona,  which includes country club and family  communities;  and
(iv) Sun City at Huntley. Given its assessment of market conditions and appropriate timing for these new communities, the Company decided to engage in substantial development at these communities and permit its indebtedness and leverage to increase substantially.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

To date, material cash expenditures have been made for these communities. The Company anticipates that it will make material additional development and housing construction expenditures at these communities through the balance of fiscal 2000. In order to provide adequate capital to meet the Company's operating requirements, the Company in February 1999 completed a $150 million public debt offering and negotiated an increase in the amount of its Credit Facility from $450 million to $500 million. At March 31, 2000 the Company had $393.3 million outstanding under the Credit Facilities. A portion of the unused capacity under the Credit Facilities is expected to be unavailable at June 30, 2000; however, the unavailable portion is not expected to have an impact on the Company's planned future expenditures.

As a result of public debt offerings and borrowings to fund development expenditures, described above, the Company has considerably more indebtedness and was considerably more highly leveraged at March 31, 2000 than it has been in recent years. However, the Company reduced its leverage from September 30, 1999, with debt to total capitalization declining from 72.5 percent at that date to
72.0 percent at March 31, 2000. The Company currently intends to further reduce its ratio of debt to total capitalization to approximately 67 percent or lower before incurring material development (excluding land acquisition) expenditures for any significant new communities. The Company's current goal is to reach approximately 67 percent debt to total capitalization by June 30, 2001.

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

At March 31, 2000, under the most restrictive of the covenants in the Company's debt agreements, $65.2 million of the Company's retained earnings was available for payment of cash dividends and the acquisition by the Company of its common stock.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 3.1       Amendments Resolution for Bylaws of Del Webb Corporation
                       effective April 2000.

     Exhibit 10.1 Employment Agreement entered into as of January 1, 2000 between Del Webb Corporation and John A. Spencer.

     Exhibit 10.2 Employment Agreement entered into as of January 1, 2000 between Del Webb Corporation and Charles T. Roach.

     Exhibit 10.3 Employment Agreement entered into as of January 1, 2000 between Del Webb Corporation and David G. Schreiner.

     Exhibit 10.4 Employment Agreement entered into as of January 1, 2000 between Del Webb Corporation and Frank D. Pankratz.

     Exhibit 10.5      Not used

     Exhibit 10.6 Supplemental Executive Retirement Plan No. 2 amended and restated Participation Agreement entered into as of January 1, 2000 between Del Webb Corporation and
                       Charles T. Roach.

     Exhibit 10.7 Supplemental Executive Retirement Plan No. 2 amended and restated Participation Agreement entered into as of January 1, 2000 between Del Webb Corporation and David G. Schreiner.

     Exhibit 10.8 Supplemental Executive Retirement Plan No. 2 amended and restated Participation Agreement entered into as of January 1, 2000 between Del Webb Corporation and Frank D. Pankratz.

     Exhibit 10.9 Second Amendment to Employment and Consulting Agreement entered into as of February 28, 2000 between Del Webb Corporation and Philip J. Dion.

     Exhibit 27        Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.


                                        DEL WEBB CORPORATION
                                            (REGISTRANT)





Date: May 9, 2000           /s/ Leroy C. Hanneman, Jr.
      -----------           ----------------------------------------------------
                            LeRoy C. Hanneman, Jr.
                            Chief Executive Officer


Date: May 9, 2000           /s/ John A. Spencer
      -----------           ----------------------------------------------------
                            John A. Spencer
                            Executive Vice President and Chief Financial Officer