Form 10-K405
period 2000-06-30
DEL WEBB CORP
filed 2000-09-13
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year July 1, 1999 to June 30, 2000.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
            Title of each class                          on which registered
            -------------------                          -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant's Common Stock outstanding at July 31, 2000 was 18,368,971 shares. At that date, the aggregate market value of Registrant's Common shares held by non-affiliates, based upon the closing price of the Common Stock on the New York Stock Exchange on that date, was approximately $280,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 2, 2000 are incorporated herein as set forth in Part III of this Annual Report.

                              DEL WEBB CORPORATION
                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                     PART I

ITEMS 1.                                                                    PAGE
AND 2.
          Business and Properties

          The Company........................................................  1
          Communities........................................................  1
          Certain Factors Affecting the Company's Operations.................  5
          Forward Looking Information; Certain Cautionary Statements.........  6
          Executive Officers.................................................  7
          Employees..........................................................  8

ITEM 3.   Legal Proceedings..................................................  8

ITEM 4.   Submission of Matters to a Vote of Security Holders................  8

                             PART II

ITEM 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters ......................................  9

ITEM 6.   Selected Consolidated Financial Data............................... 10

ITEMS 7.
AND 7A.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 11

ITEM 8.   Financial Statements and Supplementary Data........................ 21

ITEM 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................ 21

                            PART III

ITEM 10.  Directors and Executive Officers of the Registrant................. 22

ITEM 11.  Executive Compensation............................................. 22

ITEM 12.  Security and Ownership of Certain Beneficial Owners
           and Management.................................................... 22

ITEM 13.  Certain Relationships and Related Transactions..................... 22

                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K............................................... 23

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

THE COMPANY

The Company  develops  active  adult  communities  and family and  country  club
communities.   The  Company's  current   communities  are  located  in  Arizona,
California, Florida, Illinois, Nevada, South Carolina and Texas.

The Company is the nation's leading developer of active adult communities. It has extensive experience in the active adult community business, having built and sold more than 70,000 homes at 13 Sun City communities over the past 40 years. The Company's active adult communities (primarily its Sun City communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company designs, develops and markets these communities, controlling all phases of the master plan development process from land selection through the construction and sale of homes.

The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. For the fiscal year ended June 30, 2000, family and country club communities generated 30.5 percent of the Company's homebuilding revenues.

The Company currently expects that active adult communities will continue to be its primary business. Within its communities, the Company is usually the exclusive builder of homes.

The Company was incorporated in 1946 in Arizona and reincorporated in 1994 in Delaware. The principal executive offices are at 6001 North 24th Street,
Phoenix, Arizona 85016, telephone (602) 808-8000. The Company conducts substantially all activities through subsidiaries. "Company" includes Del Webb Corporation and its subsidiaries unless the context indicates otherwise.

Statements as to acreage, mileage, number of home sites, square feet, employees and shareholders are approximations.

COMMUNITIES

The following table shows, at June 30, 2000, certain information concerning the communities at which the Company has home sites on which it plans to build and sell homes. Additional information on the communities follows the table.

                                                                                      REMAINING HOME SITES(1)
                                                                 TOTAL      HOME     --------------------------
                                               FIRST            PLANNED   CLOSINGS                      UNDER
                                               HOME     TOTAL    HOME     THROUGH                       OPTION
                                              CLOSING   ACRES    SITES     6/30/00   TOTAL    OWNED    OR OTHER
                                              -------   -----    -----     -------   -----    -----    --------
Active adult communities:
 Sun City Grand                                 1997    3,859     9,636     3,887     5,749    5,749       --
 Sun Cities Las Vegas                           1995    4,246    12,115     3,085     9,030    9,030       --
 Sun City Palm Desert                           1992    1,645     4,643     2,670     1,973    1,973       --
 Sun City Lincoln Hills                         1999    3,036     6,411       703     5,708    2,638    3,070
 Sun City Hilton Head                           1995    5,600     8,268     1,945     6,323    3,818    2,505
 Sun City Texas                                 1996    5,636    10,500     1,989     8,511    7,729      782
 Sun City at Huntley                            1999    2,156     5,870       930     4,940    4,940       --
 Florida communities                            1996    1,988     3,667     1,202     2,465    1,882      583
 Other communities                              1998      420     1,329       692       637      637       --
                                                                 ------    ------    ------   ------    -----
      Total active adult communities                             62,439    17,103    45,336   38,396    6,940
                                                                 ------    ------    ------   ------    -----
Family and country club communities:
 Anthem Country Club Las Vegas                  1999    1,048     1,392       351     1,041    1,041       --
 Anthem Arizona Country Club                    1999      910     1,475       371     1,104    1,104       --
 Anthem Arizona family communities and other    1999    4,941     7,827       651     7,176    7,176       --
 Other Arizona family communities               1991      N/A     1,452       939       513      513       --
                                                                 ------    ------    ------   ------    -----
    Total family and country club communities                    12,146     2,312     9,834    9,834       --
                                                                 ------    ------    ------   ------    -----
    Total                                                        74,585    19,415    55,170   48,230    6,940
                                                                 ======    ======    ======   ======    =====

----------
(1) Material additional regulatory approvals are required to build on many of these home sites.

     ACTIVE ADULT COMMUNITIES

Sun City Grand is 25 miles northwest of downtown Phoenix.

The Sun Cities Las Vegas include Sun City MacDonald Ranch and Sun City Anthem. Sun City MacDonald Ranch and Sun City Anthem are both in Henderson, Nevada, near Las Vegas. The Company began home closings at Sun City Anthem in December 1998. Sun City Anthem is part of the Company's 5,000-acre Anthem Las Vegas project, which also includes Anthem Country Club and a family community component.

Sun City Palm Desert is in Palm Desert, California, near Palm Springs, California, and 130 miles east of downtown Los Angeles.

Sun City Lincoln Hills is in Lincoln, California (near Sacramento). The Company began home closings Sun City Lincoln Hills in July 1999.

Sun City Hilton Head is 13 miles inland from Hilton Head Island, South Carolina.

Sun City Texas is 30 miles north of downtown Austin, Texas.

Sun City at Huntley is in Huntley, Illinois, near Chicago. The Company began home closings at Sun City at Huntley in April 1999.

The Florida communities consist of the two Spruce Creek communities near Ocala, Florida. In January 1998 the Company entered the active adult community business in Florida by acquiring these two communities.

The other communities represent two smaller-scale, age-qualified communities near Tucson, Arizona and in Cloverdale, California.

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

     FAMILY AND COUNTRY CLUB COMMUNITIES

The Anthem Country Club Las Vegas community is part of the Company's Anthem Las Vegas project. The Company began home closings at this community in February 1999.

Anthem Arizona, located on 5,851 acres near Phoenix, includes country club and family communities. The Company has the primary governmental approvals for 15,000 homes for Anthem Arizona but currently anticipates construction of 9,302 homes (1,475 of which are currently planned for the Anthem Arizona Country Club community) and 1,100 multi-family units. The total number of home sites and types of communities developed may vary significantly depending on market and other conditions over the life of Anthem Arizona, which is expected to have a long build-out. The Company began home closings at the family and country club communities at Anthem Arizona in July and September 1999, respectively.

The Company began its family community operations (conducted under the name "Coventry Homes") in Arizona in 1991. At June 30, 2000 the Company had a backlog of home sales orders at 16 family communities in Arizona, including 11 communities at Anthem Arizona.

The Company also conducted family community operations in California from fiscal 1995 to fiscal 1998. It has conducted family community operations in Nevada since fiscal 1994 and will complete those operations in fiscal 2001.

     LAND ACQUISITION

At any given time, the Company may have a number of land acquisitions for potential communities under study and in various stages of investigation or negotiation. The Company is currently investigating the acquisition of land for communities to be located both in areas of the country where the Company has active adult communities and in other areas, including full four-season areas (i.e., areas which experience cold winters), where it does not yet have extensive experience.

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

     CONSTRUCTION

The Company generally functions as its own general contractor. At all stages of production, the Company's management personnel and on-site superintendents coordinate the activities of independent contractors, consultants and suppliers and subject their work to quality and cost controls. Consulting firms assist in project planning and independent contractors are employed to perform almost all of the site development and construction work. The Company does not usually sell lots to others for residential construction. The time required for construction of the Company's homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The Company strives to coordinate the construction of homes with home sales orders to control the costs and risks associated with completed but unsold inventory. An inventory of unsold homes is maintained for immediate sale to customers.

     SALES ACTIVITIES

At each of its large-scale, master-planned communities the Company establishes a large and well-appointed sales pavilion and an extensive complex of furnished model homes. These models include a wide variety of single family homes, and a limited number of attached homes, all of which are generally available in several exterior styles.

The Company's homes are sold by its commissioned sales personnel, who are available to provide prospective home buyers with floor plans, price information, option selections and tours of models and lots. The communities also have co-brokerage programs with independent real estate brokers. Sales contracts may allow customers to purchase homes for delivery up to one year or more in the future and generally require an initial deposit and an additional deposit prior to construction. At each community the Company provides warranties standardized for the community, subject to specified limitations.

While more than one factor may contribute to a home sale, the Company's experience is that a substantial portion of the home sales at its active adult communities are attributable in part to follow-ups on referrals from residents of its communities and to the Company's "Vacation Getaway" program. This program enables prospective purchasers to visit a community and stay (for a modest charge) in vacation homes for a few days to one week to experience the Sun City lifestyle prior to deciding whether to purchase a home.

Most home buyers at the Company's active adult communities generally visit a community on more than one occasion before buying. This may affect the success of the sales effort at communities at which a higher proportion of the potential customers do not live within a several-hour driving distance from the community.

The Company also markets its communities through billboards, television and radio commercials, print advertising, direct mailings and telemarketing.

     OTHER ACTIVITIES

As a part of its community operations, the Company may sell commercial land to investors and developers, custom lots to individuals, and developed residential land to other builders.

The Company owns and operates golf courses at certain of its communities.

The Company offers mortgage financing for the purchase of homes at its communities. The Company sells the mortgages it generates to third parties.

The Company has recently established a division to utilize the internet to increase operating efficiencies. The Company expects to increase its focus on both business-to-business and business-to-customer opportunities on the internet and may make some related investments in the near future.

     COMPETITION

All real estate operations are subject to substantial competition. The Company competes with numerous national, regional and local homebuilders and developers, some of which have greater financial resources than the Company.

With the exception of the Florida communities, the Company believes it maintains a leading position within the active adult community market in each of the metropolitan areas in which it has an active adult community. While the amount of competition varies from community to community, each of the Company's active adult communities faces direct and increasing competition from businesses exclusively or primarily selling homes to buyers age 55 or older, as well as from non-age-qualified, master-planned communities in these areas. The Company competes with new home sales and resales at these other communities, as well as with resales of homes in its own communities. The Company believes there will be significant additional future competition in active adult community development, including competition from national homebuilders and family community developers.

The Company believes the major competitive factors affecting home purchases at its communities include location, home quality, lifestyle (including recreational facilities and other amenities), price, value, design, mortgage financing terms and builder/developer reputation.

CERTAIN FACTORS AFFECTING THE COMPANY'S OPERATIONS

CYCLICAL NATURE OF REAL ESTATE OPERATIONS. All of the Company's communities are subject to fluctuations in the real estate market, both where the communities are located and in areas where its potential customers reside, as well as the cyclical nature of real estate operations, general economic conditions and changing demographics.

The Company's communities are long-term projects. Sales activity varies from period to period, and the ultimate success of any community cannot necessarily be judged by results in any particular period or periods. A community may generate significantly higher sales levels at inception, whether because of local pent-up demand in the area or other reasons, than in later periods over the life of the community. Revenues and earnings of the Company will also be affected by periodic fluctuations in the mix of product and home closings and sales of commercial land and facilities.

LAND ACQUISITION AND DEVELOPMENT, GOVERNMENTAL REGULATION, GROWTH MANAGEMENT AND ENVIRONMENTAL CONSIDERATIONS. The Company's business is dependent on identifying suitable tracts of land, buying them at appropriate prices and entitling them for development. This has become increasingly difficult because of the scarcity and high cost of large tracts of land. Additionally, the Company's land acquisition and development efforts are subject to extensive federal, state and local environmental concerns and other regulatory requirements. These requirements include, with respect to development activities and land exchanges, the broad discretion that governmental agencies have in administering those requirements, and "no growth" or "managed growth" political sentiments and the resulting regulatory implications, which have been increasing in recent years. All of these requirements can prevent, delay, make uneconomic or significantly increase the cost of the Company's developments. For example, an initiative in Arizona could, if passed, have a material adverse impact on the Company's future growth opportunities, and perhaps the operations of its existing communities in the state.

In connection with the development of the Company's communities and other real estate projects, particularly those located in California, numerous governmental approvals and permits are required. No assurance can be given that the Company will receive, or receive in a timely manner, any approvals or permits. Lawsuits challenging approvals or permits received could cause substantial uncertainties and material delays for the project or could result in approvals or permits being voided.

GEOGRAPHIC CONCENTRATION. The Company's operations consist of a limited number of communities in seven states and are particularly concentrated, in terms of both invested capital and profitability, in the Phoenix and Las Vegas metropolitan areas and in California. The Company's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse region-specific matters.

A significant number of purchasers at the Company's active adult communities in Arizona, Nevada and southern California are from southern California. These communities have been and may in the future be affected by conditions in the southern California real estate market and the southern California economy generally.

FINANCING AND LEVERAGE. The Company's degree of leverage from time to time will affect its interest incurred and capital resources, which could limit its ability to capitalize on business opportunities or withstand adverse changes. The availability and cost of debt financing depends on governmental policies and other factors beyond the Company's control. No assurance can be given as to the terms, availability or cost of any future financing the Company may need.

INTEREST RATES. The Company's real estate operations depend on the availability and cost of mortgage financing. An increase in interest rates may make it more difficult for the Company's potential customers to sell their existing home in order to move to one of the Company's communities, or to finance the purchases of their new home.

CONSTRUCTION LABOR AND MATERIALS COST. The Company has from time to time experienced shortages of materials or qualified tradespeople and volatile increases in certain costs, particularly increases in the price of lumber and framing, which are significant components of home construction costs. This has caused longer than normal construction periods and cost increases that were not reflected in the prices of homes. Generally, the Company's home sale contracts do not contain, or contain limited, provisions for price increases if the Company's costs of construction increase.

The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may cause construction delays, increase costs and the loss of some home sale contracts. Some of the Company's contractors use union employees. Union activities may disrupt the Company's operations.

FUTURE COMMUNITIES AND NEW GEOGRAPHIC MARKETS. The Company's communities will be built out over time. The medium- and long-term future of the Company will depend on the Company's ability to successfully develop and market future communities. Before large communities generate any revenues, they require material expenditures for, among other things, acquiring large tracts of land, obtaining development approvals, developing land and lots and constructing project infrastructure (such as roads and utilities), recreation centers, golf courses, model homes and sales facilities. It generally takes several years or more for the Company to recover these material expenditures.

The Company incurs additional risks to the extent it develops communities in climates or geographic areas in which it does not have significant (or any) experience or develops different size or style of communities. These risks include acquiring the necessary construction materials and labor in sufficient amounts and on acceptable terms, adapting the Company's construction methods and home styles to different geographies, climates and potential customers and reaching acceptable sales levels at those communities. The extent of referrals or resident sales at new communities may be less than the Company has enjoyed at the communities where it currently sells homes, and there will be challenges attracting potential customers from areas and to a market in which the Company has not had experience.

LEGAL MATTERS. The Company is a party to various legal proceedings arising in the ordinary course of business, including claims for construction defects. Some of these claims will not be fully covered by insurance.

NATURAL RISKS. Some of the Company's communities are subject to natural risks including earthquakes, floods, tornadoes, hurricanes, severe winters and significant rainfall. Some of these conditions have had a significant impact on the Company's operations in the past. Any natural disaster could have a material adverse impact on the Company's results of operations.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Annual Report that are not historical results are forward looking. These statements involve risks and uncertainties including but not limited to those referred to above. Forward looking statements are based upon assumptions of future events, which may not occur. Actual results will differ from those projected or implied, and the variances may be material.

EXECUTIVE OFFICERS

Set forth below are the executive officers at July 31, 2000.

                                                                                       YEARS
                                                                       YEARS AS AN    EMPLOYED
                                                                        EXECUTIVE     BY THE
    NAME              AGE         POSITION                               OFFICER      COMPANY
    ----              ---         --------                               -------      -------
L. C. Hanneman, Jr.   53     Chief Executive Officer                       11           28

J. H. Gleason         58     Executive Vice President,                     10           12
                              Project Planning and Development

J. A. Spencer         51     Executive Vice President and                  15           21
                              Chief Financial Officer

R. C. Jones           55     Senior Vice President and                      8            8
                              General Counsel

A. L. Mariucci        43     Senior Vice President,                        14           16
                              Family and Country Club Communities

F. D. Pankratz        50     Senior Vice President and                     12           13
                              General Manager - Sun Cities Las Vegas

C. T. Roach           53     Senior Vice President and                     11           21
                              General Manager - Sun Cities Phoenix

D. G. Schreiner       47     Senior Vice President and                      7            9
                              General Manager - Sun City at Huntley

D. V. Mickus          54     Vice President, Treasurer and Secretary       14           17

D. E. Rau             43     Vice President and Controller                 14           15

Mr. Hanneman has served as Chief Executive Officer since December 1999. He served as President and Chief Operating Officer from May 1998 to December 1999, and as Executive Vice President, overseeing active adult community operations, from May 1996 to May 1998, and as Senior Vice President from 1994 to May 1996. From 1987 to May 1996 he served as General Manager of the Sun Cities Las Vegas.

Mr. Gleason has served as Executive Vice President, Project Planning and Development since February 1999. From 1994 to February 1999 he served as Senior Vice President, Project Planning and Development.

Mr. Spencer has served as Chief Financial Officer since 1993. Since February 1999 he has served as Executive Vice President. From 1991 to February 1999 he served as Senior Vice President.

Mr. Jones has served as Senior Vice President and General Counsel since May 1998. He served as Vice President and General Counsel from 1992 to May 1998.

Ms. Mariucci has served as Senior Vice President since May 1996. She served as a Vice President from June 1986 to May 1996. She has had responsibility for overseeing the Company's family and country club communities since January 1998. She served as General Manager of Terravita from 1992 to January 1998 and General Manager of Anthem Arizona from July 1996 to January 1998.

Mr. Pankratz has served as Senior Vice President since 1988 and as General Manager of the Sun Cities Las Vegas since 1996. He served as General Manager of Sun City Palm Desert from 1990 to May 1996. Since February 1999 he has also had supervisory responsibilities for Sun City Palm Desert and the Sun Cities Northern California.

Mr. Roach has served as Senior Vice President since 1994 and as General Manager of the Sun Cities Phoenix since 1987. Since February 1999 he has also had supervisory responsibilities for Sun City Texas.

Mr. Schreiner has served as Senior Vice President since February 1999. He served as Vice President from 1992 to February 1999. Mr. Schreiner has served as General Manager of Sun City at Huntley since August 1997. Since February 1999 he has also had supervisory responsibilities for Sun City Hilton Head and the Florida communities. He served as Vice President, Marketing from 1992 to August 1997.

Mr. Mickus has served as Vice President and Treasurer since 1985 and as Secretary since 1991.

Mr. Rau has served as Vice President and Controller since 1991.

EMPLOYEES

At June 30, 2000 the Company had 4,700 employees. The Company currently has no unionized employees. The Company believes that its employee relations are generally satisfactory.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is listed on the New York Stock Exchange and Pacific Stock Exchange under the trading symbol (WBB). The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for the two fiscal years ended June 30, 2000.

                                            SALES PRICE
                           -------------------------------------------
                            FISCAL YEAR 2000         FISCAL YEAR 1999
                           ------------------        -----------------
QUARTER ENDED              HIGH         LOW          HIGH        LOW
-------------              ----         ---          ----        ---
September 30              23 3/4       20 5/8       28 3/16     19 5/8
December 31               24 15/16     20 3/16      29 1/2      17 1/16
March 31                  24 13/16     12           29          19 9/16
June 30                   16           13 3/8       25 15/16    19 15/16

As of July 31, 2000 there were 2,595 shareholders of record of the Company's common stock.

The Company paid regular quarterly dividends of $.05 per share in the three fiscal years ended June 30,1998 and for the quarter ended September 30, 1998. The Company does not currently pay dividends. The amount and timing of any future dividends is subject to the discretion of the Board of Directors.

A loan agreement and various indentures contain covenants restricting the Company's ability to pay dividends and acquire its stock. Under the most restrictive of these covenants, at June 30, 2000, $76.0 million of the Company's retained earnings was available for payment of cash dividends and acquisition of stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (NOT COVERED BY REPORT OF INDEPENDENT AUDITORS)

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
                                                                    YEAR ENDED JUNE 30,
                                             -------------------------------------------------------------------
                                                2000          1999          1998         1997 (1)      1996 (2)
                                             -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS INFORMATION:
Revenues:
   Home sales - active adult communities     $ 1,343,130   $ 1,084,463   $   830,728   $   786,746   $   669,055
   Home sales - family and country club
    communities                                  590,141       302,658       287,656       357,343       342,774
   Land and facility sales and other             106,732        79,060        59,383        42,173        38,904
                                             -----------   -----------   -----------   -----------   -----------
   Total revenues                            $ 2,040,003   $ 1,466,181   $ 1,177,767   $ 1,186,262   $ 1,050,733
                                             ===========   ===========   ===========   ===========   ===========
Net earnings (loss):
   Before extraordinary item                 $    74,165   $    58,090   $    42,533   $    39,686   $    (7,751)
   Total                                          74,165        58,090        42,533        38,401        (7,751)
                                             ===========   ===========   ===========   ===========   ===========
Net earnings (loss) per share - basic:
   Before extraordinary item                 $      4.06   $      3.20   $      2.39   $      2.26   $      (.44)
   Total                                            4.06          3.20          2.39          2.18          (.44)
                                             ===========   ===========   ===========   ===========   ===========
Net earnings (loss) per share
  - assuming dilution:
   Before extraordinary item                 $      4.00   $      3.11   $      2.30   $      2.22   $      (.44)
   Total                                            4.00          3.11          2.30          2.15          (.44)
                                             ===========   ===========   ===========   ===========   ===========
Cash dividends per share                     $        --   $       .05   $       .20   $       .20   $       .20
                                             ===========   ===========   ===========   ===========   ===========

----------
(1) Earnings for fiscal 1997 include a $1.3 million extraordinary loss from the early extinguishment of debt.
(2) In fiscal 1996, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, the Company incurred a non-cash loss from impairment of southern California real estate inventories of $65.0 million pre-tax ($42.3 million after tax) related to the valuation of Sun City Palm Desert. Exclusive of that item, the Company's net earnings for fiscal 1996 were $34.5 million ($2.01 per share - basic or $1.96 per share
     - assuming dilution).

                                                                          DOLLARS IN THOUSANDS
                                                                                AT JUNE 30,
                                               --------------------------------------------------------------------------
                                                  2000            1999            1998            1997            1996
                                               ----------      ----------      ----------      ----------      ----------
BALANCE SHEET INFORMATION:
Total assets                                   $1,980,757      $1,866,797      $1,310,462      $1,086,662      $1,024,795
                                               ==========      ==========      ==========      ==========      ==========
Notes payable and senior debt                     321,631         359,056         167,608         222,881         320,063
Subordinated debt                                 683,793         681,557         536,330         340,187         194,614
                                               ----------      ----------      ----------      ----------      ----------
Total notes payable, senior and subordinated
 debt ("Debt")                                  1,005,424       1,040,613         703,938         563,068         514,677
                                               ==========      ==========      ==========      ==========      ==========
Shareholders' equity                           $  482,386      $  404,794      $  345,767      $  299,830      $  264,776
                                               ==========      ==========      ==========      ==========      ==========
Total Debt divided by the sum of Debt and
 shareholders' equity                                67.6%           72.0%           67.1%           65.3%           66.0%
                                               ==========      ==========      ==========      ==========      ==========

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                           YEAR ENDED             CHANGE             CHANGE
                                                            JUNE 30,           2000 VS 1999       1999 VS 1998
                                                    ----------------------   ----------------   ----------------
                                                    2000     1999     1998   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                    ----     ----     ----   ------   -------   ------   -------
OPERATING DATA:
 Number of net new orders:
  Active adult communities:
   Sun Cities Phoenix                              1,222    1,324    1,245    (102)    (7.7%)      79      6.3%
   Sun Cities Las Vegas                            1,229    1,271    1,179     (42)    (3.3%)      92      7.8%
   Sun City Palm Desert                              462      501      443     (39)    (7.8%)      58     13.1%
   Sun Cities Northern California                    759      757      739       2      0.3%       18      2.4%
   Sun City Hilton Head                              364      425      396     (61)   (14.4%)      29      7.3%
   Sun City Texas                                    368      349      437      19      5.4%      (88)   (20.1%)
   Sun City at Huntley                               375      700      N/A    (325)   (46.4%)     700      N/A
   Florida communities                               352      318      240      34     10.7%       78     32.5%
   Other communities                                 346      310      169      36     11.6%      141     83.4%
                                                   -----    -----    -----    ----     ----     -----    -----
       Total active adult communities              5,477    5,955    4,848    (478)    (8.0%)   1,107     22.8%
                                                   -----    -----    -----    ----     ----     -----    -----
  Family and country club communities:
   Arizona country club communities                  361      244      N/A     117     48.0%      244      N/A
   Nevada country club community                     296      218      N/A      78     35.8%      218      N/A
   Arizona family communities                      1,127    1,216    1,116     (89)    (7.3%)     100      9.0%
   Nevada family communities                         285      505      319    (220)   (43.6%)     186     58.3%
                                                   -----    -----    -----    ----     ----     -----    -----
       Total family and country club communities   2,069    2,183    1,435    (114)    (5.2%)     748     52.1%
                                                   -----    -----    -----    ----     ----     -----    -----
          Total                                    7,546    8,138    6,283    (592)    (7.3%)   1,855     29.5%
                                                   =====    =====    =====    ====     ====     =====    =====

Included in net new orders for fiscal 2000 are models and vacation getaway homes sold with long-term leasebacks. The Sun Cities Phoenix had 162 such net new orders, the Sun Cities Las Vegas had 33 and the Nevada country club community had 13.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                            YEAR ENDED             CHANGE             CHANGE
                                                             JUNE 30,           2000 VS 1999       1999 VS 1998
                                                     ----------------------   ----------------   ----------------
                                                     2000     1999     1998   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                     ----     ----     ----   ------   -------   ------   -------
Number of home closings:
 Active adult communities:
   Sun Cities Phoenix                               1,395    1,259     1,268     136     10.8%      (9)     (0.7%)
   Sun Cities Las Vegas                             1,231    1,274     1,164     (43)    (3.4%)    110       9.5%
   Sun City Palm Desert                               500      482       304      18      3.7%     178      58.6%
   Sun Cities Northern California                     771      731       637      40      5.5%      94      14.8%
   Sun City Hilton Head                               420      400       386      20      5.0%      14       3.6%
   Sun City Texas                                     308      382       448     (74)   (19.4%)    (66)   (14.7%)
   Sun City at Huntley                                735      195       N/A     540    276.9%     195        N/A
   Florida communities                                276      460       170    (184)   (40.0%)    290     170.6%
   Other communities                                  381      244        67     137     56.1%     177     264.2%
                                                    -----    -----     -----   -----     ----      ---    ------
       Total active adult communities               6,017    5,427     4,444     590     10.9%     983      22.1%
                                                    -----    -----     -----   -----     ----      ---    ------
 Family and country club communities:
   Arizona country club communities                   371      N/A       120     371      N/A     (120)   (100.0%)
   Nevada country club community                      268       83       N/A     185    222.9%      83        N/A
   Arizona family communities                       1,344      974       998     370     38.0%     (24)     (2.4%)
   Nevada family communities                          419      340       326      79     23.2%      14       4.3%
   California family communities                      N/A      N/A        20     N/A      N/A      (20)   (100.0%)
                                                    -----    -----     -----   -----     ----      ---    ------
       Total family and country club communities    2,402    1,397     1,464   1,005     71.9%     (67)     (4.6%)
                                                    -----    -----     -----   -----     ----      ---    ------
          Total                                     8,419    6,824     5,908   1,595     23.4%     916      15.5%
                                                    =====    =====     =====   =====     ====      ===    ======

Included in home closings for fiscal 2000 are models and vacation getaway homes sold with long-term leasebacks. Profits on the closings of these units are deferred and amortized as reductions of selling, general and administrative expenses over the leaseback periods. The Sun Cities Phoenix had 162 such home closings, the Sun Cities Las Vegas had 33 and the Nevada country club community had 13.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                           YEAR ENDED              CHANGE               CHANGE
                                                            JUNE 30,            2000 VS 1999         1999 VS 1998
                                                    ----------------------    ----------------     ----------------
                                                    2000     1999     1998    AMOUNT   PERCENT     AMOUNT   PERCENT
                                                    ----     ----     ----    ------   -------     ------   -------
BACKLOG DATA:
 Homes under contract at June 30:
  Active adult communities:
   Sun Cities Phoenix                                561      734      669    (173)    (23.6%)       65       9.7%
   Sun Cities Las Vegas                              543      545      548      (2)     (0.4%)       (3)     (0.5%)
   Sun City Palm Desert                              246      284      265     (38)    (13.4%)       19       7.2%
   Sun Cities Northern California                    396      408      382     (12)     (2.9%)       26       6.8%
   Sun City Hilton Head                              138      194      169     (56)    (28.9%)       25      14.8%
   Sun City Texas                                    218      158      191      60      38.0%       (33)    (17.3%)
   Sun City at Huntley                               145      505      N/A    (360)    (71.3%)      505       N/A
   Florida communities                               209      133      275      76      57.1%      (142)    (51.6%)
   Other communities                                 133      168      102     (35)    (20.8%)       66      64.7%
                                                  ------   ------   ------   -----    ------    -------    ------
       Total active adult communities              2,589    3,129    2,601    (540)    (17.3%)      528      20.3%
                                                  ------   ------   ------   -----    ------    -------    ------
  Family and country club communities:
   Arizona country club communities                  234      244      N/A     (10)     (4.1%)      244       N/A
   Nevada country club community                     163      135      N/A      28      20.7%       135       N/A
   Arizona family communities                        510      727      485    (217)    (29.8%)      242      49.9%
   Nevada family communities                         115      249       84    (134)    (53.8%)      165     196.4%
                                                  ------   ------   ------   -----    ------    -------    ------
       Total family and country club communities   1,022    1,355      569    (333)    (24.6%)      786     138.1%
                                                  ------   ------   ------   -----    ------    -------    ------
          Total                                    3,611    4,484    3,170    (873)    (19.5%)    1,314      41.5%
                                                  ======   ======   ======   =====    ======    =======    ======
Aggregate contract sales amount
 (dollars in millions)                            $  952   $1,038   $  642   $ (86)     (8.3%)  $   396      61.7%
                                                  ======   ======   ======   =====    ======    =======    ======
Average contract sales amount per
 home (dollars in thousands)                      $  264   $  231   $  203   $  33      14.3%   $    28      13.8%
                                                  ======   ======   ======   =====    ======    =======    ======

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                           YEAR ENDED                   CHANGE              CHANGE
                                                            JUNE 30,                 2000 VS 1999        1999 VS 1998
                                                   --------------------------      ----------------    ---------------
                                                   2000       1999       1998      AMOUNT   PERCENT    AMOUNT  PERCENT
                                                   ----       ----       ----      ------   -------    ------  -------
AVERAGE REVENUE PER HOME CLOSING:
 Active adult communities:
 Sun Cities Phoenix                              $181,600   $178,300    157,400   $  3,300    1.9%    $20,900   13.3%
 Sun Cities Las Vegas                             230,300    208,700    202,400     21,600   10.3%      6,300    3.1%
 Sun City Palm Desert                             277,900    243,800    234,000     34,100   14.0%      9,800    4.2%
 Sun Cities Northern California                   281,700    239,800    219,200     41,900   17.5%     20,600    9.4%
 Sun City Hilton Head                             210,800    189,100    173,100     21,700   11.5%     16,000    9.2%
 Sun City Texas                                   233,700    218,300    201,000     15,400    7.1%     17,300    8.6%
 Sun City at Huntley                              235,500    236,700        N/A     (1,200)  (0.5%)       N/A    N/A
 Florida communities                              139,800    115,900     97,900     23,900   20.6%     18,000   18.4%
 Other communities                                204,700    175,300    168,000     29,400   16.8%      7,300    4.3%
   Average active adult communities               223,200    199,800    186,900     23,400   11.7%     12,900    6.9%
Family and country club communities:
 Arizona country club communities                 288,500        N/A    310,200        N/A    N/A         N/A    N/A
 Nevada country club community                    438,600    379,000        N/A     59,600   15.7%        N/A    N/A
 Arizona family communities                       215,100    211,100    191,000      4,000    1.9%     20,100   10.5%
 Nevada family community                          182,400    193,000    172,100    (10,600)  (5.5%)    20,900   12.1%
 California family communities                        N/A        N/A    186,600        N/A    N/A         N/A    N/A
   Average family and country club communities    245,700    216,600    196,500     29,100   13.4%     20,100   10.2%
       Total average                             $229,600   $203,300   $189,300   $ 26,300   12.9%    $14,000    7.4%
                                                 ========   ========   ========   ========   ====     =======   ====

Average revenue per home closing for the models and vacation getaway homes with long-term leasebacks for fiscal 2000 was $100,300 at the Sun Cities Phoenix, $266,500 at the Sun Cities Las Vegas and $492,100 at the Nevada country club community.

                                                           YEAR ENDED            CHANGE              CHANGE
                                                            JUNE 30,           2000 VS 1999       1999 VS 1998
                                                    ----------------------   ----------------   ----------------
                                                    2000     1999     1998   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                    ----     ----     ----   ------   -------   ------   -------
OPERATING STATISTICS:
 Costs and expenses as a percentage of revenues:
  Home construction, land and other                 77.2%    75.9%    76.3%    1.3%     1.7%      (0.4%)  (0.5%)
  Selling, general and administrative               13.2%    13.9%    14.1%   (0.7%)   (5.0%)     (0.2%)  (1.4%)
  Interest                                           4.2%     4.0%     3.9%    0.2%     5.0%       0.1%    2.6%
  Ratio of home closings to homes under
   contract in backlog at beginning of period      187.8%   215.3%   228.1%  (27.5%)  (12.8%)    (12.8%)  (5.6%)
                                                   =====    =====    =====   =====    =====      =====    ====

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

NOTES:

New orders are net of cancellations. The Company recognizes revenue at the close of escrow.

The Sun Cities Phoenix include Sun City West, which is built out, and Sun City Grand.

The Sun Cities Las Vegas include Sun City Summerlin (which is built out), Sun City MacDonald Ranch and Sun City Anthem. The Company began taking new home sales orders at Sun City Anthem in July 1998. Home closings began at Sun City Anthem in December 1998.

The Sun Cities Northern California include Sun City Roseville (which is built out) and Sun City Lincoln Hills. The Company began taking new home sales orders at Sun City Lincoln Hills in February 1999. Home closings began at Sun City Lincoln Hills in July 1999.

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

Arizona country club communities include Terravita (which is built out) and Anthem Arizona Country Club. The Company completed new order activity and home closings at Terravita in fiscal 1998. The Company began taking new home sales orders at Anthem Arizona Country Club in February 1999. Home closings began at Anthem Arizona Country Club in September 1999.

The Company began taking new home sales orders at Anthem Country Club (a Nevada country club community near Las Vegas) in July 1998. Home closings began at Anthem Country Club Las Vegas in February 1999.

The Company completed new order activity for its California family communities in June 1997. Home closings for these communities were completed in August 1997.

A substantial majority of the backlog at June 30, 2000 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent primarily upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In each of the years in the three-year period ended June 30, 2000, cancellations of home sales orders as a percentage of new home sales orders written during the year approximated 14 percent.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

REVENUES. Total revenues increased to $2.04 billion for the fiscal year ended June 30, 2000 from $1.47 billion for the fiscal year ended June 30, 1999.

Total active adult community homebuilding revenues increased to $1.34 billion for fiscal 2000 from $1.08 billion for fiscal 1999. The Company believes the principal reasons were:

     * Increased home closings at the Company's Sun City at Huntley community near Chicago, which had home closings in only the last quarter of fiscal 1999, contributed $128 million.

     * An increase in the average revenue per home closing contributed $89 million.

     * Increased home closings at the Sun Cities Northern California, which had not yet begun home closings at Sun City Lincoln Hills in fiscal 1999, contributed $40 million.

     * $25 million was attributable to revenues from models and vacation getaway homes sold with long-term leasebacks.

Total family and country club community homebuilding revenues increased to $590 million for fiscal 2000 from $303 million for fiscal 1999. The Company believes the principal reasons were:

     * The Company's Arizona country club communities, which had not yet begun home closings at Anthem Arizona in fiscal 1999, contributed $107 million.

     *    Increased   home  closings  at  the  Company's   Nevada  country  club
          community, which had home closings at Anthem Las Vegas for only part of fiscal 1999, contributed $70 million.

     * An increase in the average revenue per home closing contributed $39 million.

     * Increased home closings at the Company's Arizona family communities, which had not yet begun home closings at Anthem Arizona in fiscal 1999, contributed $56 million.

Land and facility sales and other revenues increased $28 million from fiscal 1999 to fiscal 2000. This increase was partially attributable to land sales in the Company's Nevada family communities resulting from the Company's decision to cease family community operations in that state.

Total revenues increased to $1.47 billion for fiscal 1999 from $1.18 billion for the fiscal year ended June 30, 1998.

Active adult community homebuilding revenues increased to $1.08 billion for fiscal 1999 from $831 million for fiscal 1998. The Company's Sun City Anthem community near Las Vegas, Sun City at Huntley community near Chicago, Florida communities and smaller-scale active adult communities in Arizona and California (which collectively had only 237 home closings in fiscal 1998) accounted for $155 million of the increase in active adult community homebuilding revenues. An increase in the average revenue per home closing resulted in $74 million of the increase. Sun City Palm Desert and Sun City Roseville, which respectively closed 178 and 94 more homes in fiscal 1999 than in fiscal 1998, accounted for $62 million. Management believes that these increases were largely attributable to improvement in California's real estate economy and its economy generally. Partially offsetting these increases were $40 million of decreased revenues from lower home closings at the then nearly complete Sun City Summerlin in Las Vegas.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Family and country club community homebuilding revenues increased to $303 million for fiscal 1999 from $288 million for fiscal 1998. The Company's Anthem communities near Las Vegas and Coventry Bellasera community near Phoenix (which collectively had only 39 home closings in fiscal 1998) accounted for a $49 million increase. An increase in the average revenue per home closing resulted in $15 million of the increase. Partially offsetting these increases were $52 million of decreased revenues from decreased home closings at the completed Terravita, Coventry Tucson and Coventry Southern California communities, which collectively had only 140 home closings in fiscal 1999.

Land and facility sales and other revenues increased to $79 million for fiscal 1999 from $59 million for fiscal 1998. The increase was largely attributable to the sale of all of the Company's unsold family community lots in the Tucson area and a gain on an equipment sale in fiscal 1999.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The increase in home construction, land and other costs to $1.58 billion for fiscal 2000 from $1.11 billion for fiscal 1999 was largely due to the increase in home closings. As a percentage of revenues, these costs increased to 77.2 percent for fiscal 2000 from 75.9 percent for fiscal 1999. Large, low-margin land sales in fiscal 2000 at the Company's Nevada family community operations contributed to the increase, as did a high-margin gain on an equipment sale in fiscal 1999.

This total cost increase as a percentage of revenues was also due to a decline in homebuilding gross margin from 24.2 percent for fiscal 1999 to 22.8 percent for fiscal 2000. Of this 1.4 percent decline, 0.4 percent was attributable to deferral of profit in fiscal 2000 on the sale and long-term leaseback of 208 model and vacation getaway homes at three communities. The balance of the decline was largely attributable to changes in the mix of home closings between the Company's various communities, the dilutive effect of lower initial pricing at some newer communities and increased common cost amortization at a number of active adult communities.

The increase in home construction, land and other costs to $1.11 billion for fiscal 1999 from $899 million for fiscal 1998 was largely due to the increase in home closings. As a percentage of revenues, these costs decreased to 75.9 percent for fiscal 1999 from 76.3 percent for fiscal 1998. Homebuilding gross margin improved to 24.2 percent for fiscal 1999 from 23.0 percent for fiscal 1998, primarily as a result of increased revenue per home closing at virtually all communities.

On a period-to-period basis, home construction, land and other costs as a percentage of revenues will vary due to, among other things, changes in product mix, differences between individual communities, lot premiums, optional upgrades, price increases and changes in construction costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 13.2 percent for fiscal 2000 from 13.9 percent for fiscal 1999. This decrease resulted primarily from spreading corporate overhead over significantly greater revenues and in part to continuing efforts to materially reduce these expenses.

As a percentage of revenues, selling, general and administrative expenses decreased to 13.9 percent for fiscal 1999 from 14.1 percent for fiscal 1998. This decrease resulted from spreading corporate overhead over significantly greater revenues.

INTEREST. As a percentage of revenues, amortization of capitalized interest increased to 4.2 percent for fiscal 2000 from 4.0 percent for fiscal 1999. This was primarily due to increased debt levels in the past few years resulting from the significant development expenditures at newer communities (see "Liquidity and Financial Condition of the Company").

As a percentage of revenues, amortization of capitalized interest was 4.0 percent for fiscal 1999 compared to 3.9 percent for fiscal 1998. This was primarily due to an increase in debt levels.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES. The increase in income taxes to $35 million for fiscal 2000 from $33 million for fiscal 1999 was due to the increase in earnings before income taxes, partially offset by a reduction in the effective tax rate to 32.4 percent from 36.0 percent. The lower effective tax rate in fiscal 2000 was due to a $4 million ($0.22 per diluted share) reduction in income tax liabilities as a result of the favorable resolution of certain tax issues in the fourth quarter of fiscal 2000.

The increase in income taxes to $33 million for fiscal 1999 from $24 million for fiscal 1998 was due to the increase in earnings before income taxes. The effective tax rate in both of these fiscal years was 36.0 percent.

NET EARNINGS. The increase in net earnings to $74 million for fiscal 2000 from $58 million for fiscal 1999 was primarily attributable to the increase in home closings and homebuilding revenues, the increase in revenues from land and facility sales, the decrease in selling, general and administrative expenses as a percentage of revenues and the reduction in the effective income tax rate. These improvements were partially offset by the decline in homebuilding gross margin and the increase in interest as a percentage of revenues.

The increase in net earnings to $58 million for fiscal 1999 from $43 million for fiscal 1998 was primarily attributable to the increases in home closings, revenues and homebuilding gross margin.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in fiscal 2000 were 7.3 percent lower than in fiscal 1999. The Company believes that this decrease was primarily attributable to the following:

     * The Company reduced advertising expenditures in the first half of fiscal 2000. In January 2000 it launched its new national brand-building campaign. The reduced advertising expenditures may have contributed to decreases in the Company's sales traffic and vacation getaway program occupancy rates during the first half of fiscal 2000.

     * Sun City at Huntley had a 46.4 percent decrease, which the Company believes was attributable to a reduced level of pent-up demand, the need for a broader product range and pricing issues.

     * The 43.6 percent decrease at the Nevada family communities was largely attributable to the fact that the Company has sold or is selling to other home builders its remaining lots at these communities, rather than building homes on them to sell.

The dollar value of homes under contract at June 30, 2000 was 8.3 percent lower than at June 30, 1999, while the number of homes in backlog decreased 19.5 percent. The backlog decreases at Sun City at Huntley and the Nevada family communities were attributable to the declines in net new orders discussed above. The decrease at the Arizona family communities was due to a reduction in the number of subdivisions in the Phoenix area. The Company believes that the backlog decreases at most of the other active adult communities may be attributable in part to increased sales prices, reduced advertising expenditures in the first half of fiscal 2000, increased mortgage interest rates, decreased home resales nationally and the pending opening of new recreational amenities at many communities.

Net new orders in fiscal 1999 were 29.5 percent higher than in fiscal 1998. The number of homes under contract at June 30, 1999 was 41.5 percent higher than at June 30, 1998. Both of these increases were primarily attributable to Sun City at Huntley and the family and country club communities at the Anthem projects near Phoenix and Las Vegas. These communities had new order activity in fiscal 1999 but had not yet commenced new order activity in fiscal 1998. Management believes that the decreases in net new orders and backlog at Sun City Texas and the Florida active adult communities may have been partially attributable to the impact of increased sales prices and potential buyers awaiting the recent openings of new model homes.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

The cash flow for each community can differ substantially from reported earnings, depending on the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, acquiring tracts of land, obtaining development approvals, developing land and lots and constructing project infrastructure (such as roads and utilities), recreation centers, golf courses, model homes and sales facilities. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include amortization charges for substantial previously expended costs.

During fiscal 2000 the Company generated $854 million of net cash from operating community sales activities, used $562 million for land and lot and amenity development at operating communities, paid $15 million for costs related to communities in the pre-operating stage and used $190 million for interest, income taxes and other operating activities. The resulting $87 million of net cash provided by operating activities was used primarily to partially repay outstanding borrowings under the Company's $500 million senior unsecured revolving credit facility (the "Credit Facility") and $10 million short-term lines of credit (together the "Credit Facilities").

Real estate development is dependent on, among other things, the availability and cost of financing. In periods of significant growth, the Company requires significant additional capital resources. We hope to grow by other means (joint ventures, etc.) in the future. In fiscal 1999 and fiscal 2000, the Company had under development, among other projects: (i) Sun City Lincoln Hills, the successor community to Sun City Roseville; (ii) Anthem Las Vegas, which includes Sun City Anthem, country club and family communities; (iii) Anthem Arizona, which includes country club and family communities; and (iv) Sun City at Huntley. Given its assessment of market conditions and appropriate timing for these new communities, the Company decided to engage in substantial development at these communities and permit its indebtedness and leverage to increase substantially.

To date, material cash expenditures have been made for these communities. In order to provide adequate capital to meet the Company's operating requirements, the Company, in February 1999, completed a $150 million public debt offering and negotiated an increase in the amount of its Credit Facility from $450 million to $500 million. At June 30, 2000 the Company had $235 million outstanding under the Credit Facilities. At that date, $1 million of the $275 million of unused capacity under the Credit Facilities was not available to the Company as a result of covenant restrictions.

As a result of public debt offerings and borrowings to fund development expenditures, described above, the Company had considerably more indebtedness and was considerably more leveraged at June 30,1999 and throughout most of fiscal 2000, than it had been in recent years. The Company has reduced its leverage from June 30, 1999, with debt to total capitalization declining from
72.0 percent at that date to 67.6 percent at June 30, 2000 as a result of debt repayments and an increase in retained earnings. The Company currently intends to further reduce its ratio of debt to total capitalization to approximately 67 percent or lower before incurring material development (excluding land acquisition) expenditures for any significant new communities. The current goal is to reach approximately 67 percent debt to total capitalization in fiscal 2001.

The Company expects to have adequate capital resources to meet its needs for the next 12 months. If there is a significant downturn in anticipated operations, however, the Company will need to modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, delaying development expenditures at its communities.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

At June 30, 2000, under the most restrictive of the covenants in the debt agreements, $76 million of the retained earnings was available for payment of cash dividends and acquisition of stock.

MARKET RISK FOR FINANCIAL INSTRUMENTS

The Company does not trade in derivative financial instruments and at June 30, 2000 had no significant derivative financial instruments. The Company does have other financial instruments, for purposes other than trading, in the form of notes payable, senior and subordinated debt. The Credit Facility, short-term lines of credit and some real estate and other notes are at variable interest rates and are thus subject to market risk in the form of fluctuations in interest rates.

The following table provides interest rate sensitivity information about the notes payable, senior and subordinated debt at June 30, 2000 (dollars in millions):

                                                                                          ESTIMATED
                              AMOUNT BY SCHEDULED MATURITY FOR                           FAIR VALUE
                                FISCAL YEARS ENDING JUNE 30,                                 AT
                          ----------------------------------------                         JUNE 30,
                          2001     2002     2003     2004     2005   THEREAFTER   TOTAL     2000
                          ----     ----     ----     ----     ----   ----------   -----     ----
Fixed Rate Debt
 Amount                  $12.8    $14.1   $101.5    $11.2     $2.4    $606.5     $748.5    $693.1
 Average Interest Rate     9.4%     9.3%     9.7%     7.0%     7.4%      9.5%       9.5%

Variable Rate Debt
 Amount                  $21.3    $ 9.6       --       --   $226.0        --     $256.9    $256.9
 Average Interest Rate     9.5%     9.5%      --       --      9.5%       --        9.5%

IMPACT OF INFLATION

Operations of the Company can be impacted by inflation. Home and land sales prices can increase, but inflation can also cause increases in interest costs and the costs of land, raw materials and contract labor. Unless increased costs are recovered through higher sales prices, operating margins will decrease.


ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES, to establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, will be effective for the Company for its fiscal year ending June 30, 2001. It is not expected to have a significant impact on the consolidated financial statements since the Company does not have significant derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Item 1 - Executive Officers of the Company" at the end of Part I of this report. Information with respect to the Directors is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to these items is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. and 2.     The  response to  this  portion  of Item 14 is  submitted
                       as a separate section of thisreport beginning on page 25.

         3.            Exhibits

                       The Exhibit Index attached to this Report is incorporated by reference.

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who is duly authorized to do so, in Phoenix, Arizona on the 13th day of September, 2000.

                                        DEL WEBB CORPORATION
                                        (Registrant)

                                        By: /s/ LeRoy C. Hanneman, Jr.
                                            ------------------------------------
                                            LeRoy C. Hanneman, Jr.
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                          Title                         Date
    ---------                          -----                         ----

/s/ LeRoy C. Hanneman, Jr.    Chief Executive Officer,        September 13, 2000
----------------------------  President and Director
LeRoy C. Hanneman, Jr.        Principal Executive Officer

/s/ John A. Spencer           Executive Vice President and    September 13, 2000
----------------------------  Chief Financial Officer
John A. Spencer               Principal Financial Officer

/s/ David E. Rau              Vice President and Controller   September 13, 2000
----------------------------  Principal Accounting Officer
David E. Rau

/s/ Philip J. Dion            Chairman of the Board           September 13, 2000
----------------------------
Philip J. Dion

/s/ D. Kent Anderson          Director                        September 13, 2000
----------------------------
D. Kent Anderson

/s/ Michael O. Maffie         Director                        September 13, 2000
----------------------------
Michael O. Maffie

/s/ J. Russell Nelson         Director                        September 13, 2000
----------------------------
J. Russell Nelson

/s/ Peter A. Nelson           Director                        September 13, 2000
----------------------------
Peter A. Nelson

/s/ Michael E. Rossi          Director                        September 13, 2000
----------------------------
Michael E. Rossi

/s/ Glenn W. Schaeffer        Director                        September 13, 2000
----------------------------
Glenn W. Schaeffer

/s/ C. Anthony Wainwright     Director                        September 13, 2000
----------------------------
C. Anthony Wainwright

/s/ Sam Yellen                Director                        September 13, 2000
----------------------------
Sam Yellen

                              DEL WEBB CORPORATION
                                    FORM 10-K
                         ITEM 8, ITEM 14(A) (1) AND (2)
             INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following financial statements required to be included in Item 8 and other disclosures by the Registrant are listed below:
                                                                            PAGE

Management's Report.........................................................  26

Independent Auditors' Report................................................  27

Consolidated Financial Statements:

    Balance Sheets as of June 30, 2000 and 1999.............................  28

    Statements of Earnings for each of the years in the three-year period ended June 30, 2000............................................  29

    Statements of Shareholders' Equity for each of the years in the three-year period ended June 30, 2000.................................  30

    Statements of Cash Flows for each of the years in the three-year period ended June 30, 2000............................................  31

    Notes to Consolidated Financial Statements..............................  33

The following financial statement schedule of the Registrant and its subsidiaries is included in Item 14(a)(2):

                                                                            PAGE
Consolidated Financial Statement Schedule:

     II  Valuation and Qualifying Accounts for each of the years in the three-year period ended June 30, 2000............................  46

Information other than that contained in the schedule listed above is omitted because the conditions requiring filing do not exist or because the required information is given in the financial statements, including the notes thereto.

MANAGEMENT'S REPORT

FINANCIAL STATEMENTS

Del Webb Corporation is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements that follow have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

The Company assessed its internal control system as of June 30, 2000 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, at June 30, 2000, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.


/s/ LeRoy C. Hanneman, Jr.
--------------------------
LeRoy C. Hanneman, Jr.
Chief Executive Officer



/s/ John A. Spencer
--------------------------
John A. Spencer
Executive Vice President and Chief Financial Officer


June 30, 2000

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Webb Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP

Phoenix, Arizona
August 18, 2000

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                                                               In Thousands
                                                                       ---------------------------
                                                                          2000             1999
                                                                       -----------     -----------
                                  ASSETS
Real estate inventories (Notes 2, 6 and 11)                            $ 1,755,398     $ 1,622,581
Cash and short-term investments                                             21,038          22,669
Receivables (Note 3)                                                        36,121          33,529
Property and equipment, net (Note 4)                                        96,637          72,423
Other assets (Note 5)                                                       71,563         115,595
                                                                       -----------     -----------
                                                                       $ 1,980,757     $ 1,866,797
                                                                       ===========     ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, senior and subordinated debt (Note 6)                   $ 1,005,424     $ 1,040,613
Contractor and trade accounts payable                                      113,574         115,456
Accrued liabilities and other payables                                     158,351         127,980
Home sale deposits                                                         165,762         145,362
Deferred income taxes (Note 7)                                              47,030          22,510
Income taxes payable (Note 7)                                                8,230          10,082
                                                                       -----------     -----------
     Total liabilities                                                   1,498,371       1,462,003
                                                                       -----------     -----------
Shareholders' equity:
  Common stock, $.001 par value.  Authorized 30,000,000 shares;
    issued 18,360,213 shares and 18,221,385 shares at June 30, 2000
    and 1999, respectively (Note 8)                                             18              18
  Additional paid-in capital                                               170,112         168,865
  Retained earnings (Note 6)                                               316,240         242,075
                                                                       -----------     -----------
                                                                           486,370         410,958
  Less deferred compensation (Note 8)                                       (3,984)         (6,164)
                                                                       -----------     -----------
     Total shareholders' equity                                            482,386         404,794
                                                                       -----------     -----------
                                                                       $ 1,980,757     $ 1,866,797
                                                                       ===========     ===========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                           In Thousands
                                                                      Except Per Share Data
                                                           ----------------------------------------------
                                                              2000              1999             1998
                                                           ----------        ----------        ----------
Revenues (Note 10)                                         $2,040,003        $1,466,181        $1,177,767
                                                           ----------        ----------        ----------
Costs and expenses (Note 10):
  Home construction, land and other                         1,575,043         1,112,525           898,754
  Selling, general and administrative                         269,704           203,711           166,343
  Interest (Note 11)                                           85,623            59,179            46,212
                                                           ----------        ----------        ----------
                                                            1,930,370         1,375,415         1,111,309
                                                           ----------        ----------        ----------
     Earnings before income taxes                             109,633            90,766            66,458

Income taxes (Note 7)                                          35,468            32,676            23,925
                                                           ----------        ----------        ----------
     Net earnings                                          $   74,165        $   58,090        $   42,533
                                                           ==========        ==========        ==========
Weighted average shares outstanding - basic                    18,289            18,174            17,829
                                                           ==========        ==========        ==========
Weighted average shares outstanding - assuming dilution        18,550            18,705            18,458
                                                           ==========        ==========        ==========
     Net earnings per share - basic                        $     4.06        $     3.20        $     2.39
                                                           ==========        ==========        ==========
     Net earnings per share - assuming dilution            $     4.00        $     3.11        $     2.30
                                                           ==========        ==========        ==========

See accompanying notes to consolidated financial statements.

                     DELL WEBB CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                          In Thousands
                                     ----------------------------------------------------------------------------------
                                       Common              Additional                                        Total
                                       Shares     Common    Paid-in     Retained   Treasury    Deferred   Shareholders'
                                     Outstanding   Stock    Capital     Earnings    Stock    Compensation    Equity
                                     -----------   -----    -------     --------    -----    ------------    ------
Balances at July 1, 1997               17,567       $18    $ 160,308   $ 145,922   $(1,914)    $(4,504)    $ 299,830

Shares issued and retired for stock
 option and restricted stock plans,
 net of amortization                      541        --        6,025          --     1,918        (965)        6,978

Shares repurchased                         --        --           (5)         --        (4)         --            (9)

Cash dividends ($.20 per share)            --        --           --      (3,565)       --          --        (3,565)

Net earnings                               --        --           --      42,533        --          --        42,533
                                      -------       ---    ---------   ---------   -------     -------     ---------

Balances at June 30, 1998              18,108        18      166,328     184,890        --      (5,469)      345,767

Shares issued and retired for stock
 option and restricted stock plans,
 net of amortization                      184        --        3,982          --        --        (695)        3,287

Shares repurchased and retired            (71)       --       (1,445)         --        --          --        (1,445)

Cash dividends ($.05 per share)            --        --           --        (905)       --          --          (905)

Net earnings                               --        --           --      58,090        --          --        58,090
                                      -------       ---    ---------   ---------   -------     -------     ---------

Balances at June 30, 1999              18,221        18      168,865     242,075        --      (6,164)      404,794

Shares issued and retired for stock
 option and restricted stock plans,
 net of amortization                      139        --        1,250          --        --       2,180         3,430

Shares repurchased and retired             --        --           (3)         --        --          --            (3)

Net earnings                               --        --           --      74,165        --          --        74,165
                                      -------       ---    ---------   ---------   -------     -------     ---------

Balances at June 30, 2000              18,360       $18    $ 170,112   $ 316,240   $    --     $(3,984)    $ 482,386
                                      =======       ===    =========   =========   =======     =======     =========


See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                       2000              1999              1998
                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers related to operating
  community home sales                                             $ 1,945,796       $ 1,394,475       $ 1,113,118
 Cash received from commercial land and facility sales
  at operating communities                                              75,989            56,746            43,185
 Cash paid for costs related to home construction at
  operating communities                                             (1,167,392)         (881,272)         (712,509)
                                                                   -----------       -----------       -----------
      Net cash provided by operating community sales activities        854,393           569,949           443,794

 Cash paid for land acquisitions at operating communities              (41,895)          (33,626)          (29,294)
 Cash paid for lot development at operating communities               (296,993)         (197,650)         (147,844)
 Cash paid for amenity development at operating communities           (223,425)          (96,650)          (45,911)
                                                                   -----------       -----------       -----------
      Net cash provided by operating communities                       292,080           242,023           220,745
 Cash paid for costs related to communities in the
  pre-operating stage                                                  (14,716)         (381,361)         (162,910)
 Cash received from (paid for) mortgage operations                       2,114             3,138            (5,673)
 Cash received from (paid for) residential land
  development project                                                   (1,465)           (1,361)            5,195
 Cash paid for corporate activities                                    (76,535)          (64,057)          (59,871)
 Interest paid                                                        (103,116)          (73,348)          (53,118)
 Cash paid for income taxes                                            (10,945)           (2,807)          (14,930)
                                                                   -----------       -----------       -----------
      Net cash provided by (used for) operating activities              87,417          (277,773)          (70,562)
                                                                   -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (17,014)          (43,480)          (16,855)
 Investments in life insurance policies                                 (1,905)           (1,835)           (4,568)
                                                                   -----------       -----------       -----------
      Net cash used for investing activities                           (18,919)          (45,315)          (21,423)
                                                                   -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings                                                            426,009           739,740           592,611
 Repayments of debt                                                   (497,060)         (407,813)         (513,531)
 Stock repurchases                                                          (3)           (1,445)               (9)
 Proceeds from exercise of common stock options                            925             1,818             6,126
 Dividends paid                                                             --              (905)           (3,565)
                                                                   -----------       -----------       -----------
      Net cash provided by (used for) financing activities             (70,129)          331,395            81,632
                                                                   -----------       -----------       -----------
Net increase (decrease) in cash and short-term investments              (1,631)            8,307           (10,353)
Cash and short-term investments at beginning of year                    22,669            14,362            24,715
                                                                   -----------       -----------       -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                     $    21,038       $    22,669       $    14,362
                                                                   ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                     2000           1999            1998
                                                                  ---------       ---------       ---------
Reconciliation of net earnings to net cash provided by
 (used for) operating activities:
  Net earnings                                                    $  74,165       $  58,090       $  42,533
  Amortization of non-cash common costs in costs and expenses,
    excluding interest                                              496,734         365,260         273,173
  Amortization of capitalized interest in costs and expenses         85,623          59,179          46,212
  Deferred compensation amortization                                  4,196           2,431           1,838
  Depreciation and other amortization                                10,538           8,134           6,725
  Deferred income taxes                                              24,520          18,265          10,771
  Net decrease (increase)  in home construction costs                 4,578         (83,198)           (152)
  Land acquisitions                                                 (41,895)        (40,619)        (69,482)
  Lot development                                                  (296,993)       (411,309)       (204,080)
  Amenity development                                              (238,650)       (279,150)        (99,280)
  Pre-acquisition costs                                                  --              --         (13,776)
  Net change in other assets and liabilities                        (35,399)         25,144         (65,044)
                                                                  ---------       ---------       ---------
       Net cash provided by (used for) operating activities       $  87,417       $(277,773)      $ (70,562)
                                                                  =========       =========       =========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Del Webb Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

     Operations

     The Company conducts its operations in two primary segments in Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas (see Note
     12). The Company's active adult communities (primarily its Sun City communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. Within all of its communities, the Company is usually the exclusive builder of homes.

     The Company's operations are subject to a number of risks and uncertainties, including, but not limited to, risks associated with: the cyclical nature of real estate operations; land acquisition and development; governmental regulation, including growth management; environmental considerations; the geographic concentration of the Company's operations; financing and leverage; interest rate increases; fluctuations in labor and material costs; the development of future communities, including in new geographic markets; competition; legal matters; and natural risks that exist in certain of the Company's market areas.

     Real Estate Inventories

     Real estate inventories include undeveloped land, partially improved land, amenities and homes on finished lots, in various stages of completion. These assets include direct construction costs for homes and common costs. Common costs include: land general and subdivision land development costs; model home, vacation home and owned golf course costs in excess of normal direct construction costs; costs of community sales centers; costs of assets (such as golf courses and recreation centers) contributed to certain of the community associations; costs of subsidizing the community associations; development period interest; and other costs. All of these common costs are capitalized and, along with estimated future common costs, are allocated on a community by community basis to residential and commercial lots using the relative sales value method. Home construction, land and other costs includes the direct construction costs of the home and an allocation of common costs. Sales commissions and advertising expenses are included in selling, general and administrative expenses. The Company recognizes revenue at the close of escrow.

     The Company values its real estate inventories to be developed or under development in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company has no significant recorded value for completed real estate projects.

     SFAS No. 121 requires that long-lived assets to be developed or under development, such as real estate inventories, be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value. For long-term assets like active adult communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimate of completion costs and annual home closings over the life of the community, which involves numerous assumptions and judgments as to future events over a period of many years. Long-lived assets to be disposed of, such as real estate inventories held for sale, are reported at the lower of book value or fair value less costs to sell.

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

     Depreciation

     Depreciation is computed using principally the straight-line method for financial statement purposes and accelerated methods for tax purposes over the estimated useful lives of the assets.

     Income Taxes

     The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of earnings in the period that includes the enactment date.

     Earnings Per Share

     Earnings per share-basic is determined by dividing net earnings by the weighted average number of common shares outstanding during the year. Earnings per share-assuming dilution is determined by dividing net earnings by the weighted average number of common and common equivalent shares (which reflect the effect of stock options) outstanding during the year. Stock options (in thousands) of 1,260, 366 and 25 were excluded for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, from the calculation of earnings per share assuming dilution because the options' exercise prices were greater than the average market price of common shares for the year and, therefore, the effect would have been anti-dilutive.

     Consolidated Statements of Cash Flows

     In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings.
     Communities in the pre-operating stage are those not yet generating revenues from home closings.

     Warranty Costs

     Estimated future warranty costs are charged to home construction, land and other costs when the revenues from home closings are recognized.

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

     Financial Instruments

     In the normal course of business, the Company may invest in various financial assets and incur various financial liabilities. The Company does not trade in derivative financial instruments, although it occasionally enters into agreements involving derivative financial instruments for purposes other than trading. At June 30, 2000 the Company had no significant derivative financial instruments.

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

     The fair values of the Company's publicly held debt are estimated based on the quoted bid prices for these debt instruments on June 30, 2000. The carrying amounts of the Company's remaining debt approximate the estimated fair values because they are at interest rates comparable to rates currently available to the Company for debt with similar terms and remaining maturities. For all other financial instruments, the carrying amounts approximate their fair values because of the short maturity of these instruments and in some cases because they bear interest at market rates. As substantially all of the Company's assets (including real estate inventories and property and equipment) are not financial instruments, these disclosures, along with those in Note 6, do not reflect the value of the Company as a whole.

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

     Reclassifications

     Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.


(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are as follows:

                                                                      In Thousands
                                                                       at June 30,
                                                                ------------------------
                                                                   2000          1999
                                                                ----------    ----------
     Home construction costs                                    $  260,790    $  265,368
     Unamortized improvement and amenity costs                   1,097,643       977,867
     Unamortized capitalized interest                              105,213        85,007
     Land held for housing                                         205,142       191,624
     Land and facilities held for future development or sale        86,610       102,715
                                                                ----------    ----------
                                                                $1,755,398    $1,622,581
                                                                ==========    ==========

     At June 30, 2000, the Company had 358 completed homes and 492 homes under construction that were not subject to a sales contract. These homes represented $55.5 million of home construction costs at June 30, 2000. At June 30, 1999 the Company had 418 completed homes and 504 homes under construction (representing $54.7 million of home construction costs) that were not subject to a sales contract.

     Included in land and facilities held for future development or sale at June 30, 2000 were 241 acres of commercial land that are currently being marketed for sale at the Company's active adult communities and 617 acres of commercial land that are currently being marketed for sale at the Company's Anthem Arizona project. Also included in land and facilities held for future development or sale at June 30, 2000 were 1,075 lots in the Company's Nevada family communities.

(3)  RECEIVABLES

     Receivables are summarized as follows:

                                                               In Thousands
                                                                at June 30,
                                                           ---------------------
                                                            2000          1999
                                                           -------       -------

     Mortgage loans held for sale or investment            $15,939       $14,390
     Notes from sales of land and facilities                11,250         6,466
     Escrow funds from home and land sales                   2,189         4,826
     Other                                                   6,743         7,847
                                                           -------       -------
                                                           $36,121       $33,529
                                                           =======       =======

(4)  PROPERTY AND EQUIPMENT, NET

     Property  and   equipment,   stated  at  cost,   and  related   accumulated
     depreciation are summarized as follows:

                                                               In Thousands
                                                                at June 30,
                                                           ---------------------
                                                            2000          1999
                                                           -------       -------

     Buildings and improvements                           $ 31,417      $ 23,796
     Equipment                                              75,638        61,981
     Land and improvements                                  26,291        14,613
                                                          --------      --------
                                                           133,346       100,390
     Less accumulated depreciation                          36,709        27,967
                                                          --------      --------
                                                          $ 96,637      $ 72,423
                                                          ========      ========

(5)  OTHER ASSETS

     Other assets are summarized as follows:

                                                               In Thousands
                                                                at June 30,
                                                           ---------------------
                                                            2000          1999
                                                           -------       -------

     Pre-acquisition costs                                $  1,373      $ 46,783
     Cash surrender value of life insurance policies        29,462        27,152
     Utility costs and deposits                             13,093        12,916
     Prepaid expenses                                        9,749         9,648
     Goodwill, net                                           8,361         9,028
     Water right costs                                       3,524         3,263
     Other                                                   6,001         6,805
                                                          --------      --------
                                                          $ 71,563      $115,595
                                                          ========      ========

     Substantially all pre-acquisition costs at June 30, 1999 consisted of costs incurred for the acquisition of an environmentally-sensitive property by the Company for the purpose of exchanging the property with the Bureau of Land Management for property in the Las Vegas area to be included in the Company's Anthem Las Vegas project. When the exchange was effected in fiscal 2000, these costs were reclassified to be part of real estate inventories.

     Cash surrender values of life insurance policies relate to policies acquired in connection with certain executive benefit plans.

(6)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of the following:

                                                                                               In Thousands
                                                                                                at June 30,
                                                                                         ------------------------
                                                                                            2000          1999
                                                                                         ----------    ----------

     9 3/4% Senior Subordinated Debentures due 2003, net, unsecured                      $   98,903    $   98,492
     9% Senior Subordinated Debentures due 2006, net, unsecured                              98,449        98,176
     9 3/4% Senior Subordinated Debentures due 2008, net, unsecured                         146,338       145,854
     9 3/8% Senior Subordinated Debentures due 2009, net, unsecured                         195,880       195,413
     10 1/4% Senior Subordinated Debentures due 2010, net, unsecured                        144,223       143,622
     Notes payable to banks under a senior revolving credit facility and
      short-term lines of credit, unsecured                                                 235,000       301,000
     Real estate and other notes, variable interest rates from prime to prime
      plus 1% and fixed rates from 4.6% to 9.8%, maturities to 2025, primarily secured       86,631        58,056
                                                                                         ----------    ----------
                                                                                         $1,005,424    $1,040,613
                                                                                         ==========    ==========

     In March 1993 the Company completed a public offering of $100 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs and discount. These Debentures are due on March 1, 2003 and have a stated interest rate of 9 3/4 percent per year. Interest is payable semi-annually on March 1 and September 1. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs and discount, is 10.2 percent. The Debentures may be redeemed by the Company at 100 percent of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

     In February 1994 the Company completed a public offering of $100 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs. These Debentures are due on February 15, 2006 and have a stated interest rate of 9 percent per year. Interest is payable semi-annually on February 15 and August 15. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs, is 9.3 percent. The Debentures may be redeemed by the Company on or after February 15, 2000, 2001, 2002 and 2003 at 103.375, 102.250, 101.125 and 100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

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

     In May 1998 the Company completed a public offering of $200 million of Senior Subordinated Debentures, which are shown net of unamortized deferred financing costs. These Debentures are due on May 1, 2009 and have a stated interest rate of 9" percent per year. Interest is payable semi-annually on May 1 and November 1. The annual effective interest rate of the Debentures, after giving effect to the amortization of deferred financing costs, is 9.6 percent. The Debentures may be redeemed by the Company on or after May 1, 2003, 2004, 2005 and 2006 at 104.688, 103.125, 101.563 and 100 percent, respectively, of the principal amount of the Debentures redeemed, plus accrued and unpaid interest to the redemption date.

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

     The Company has a $500 million senior unsecured revolving credit facility (the "Credit Facility"). In June 2000 the maturity date of the Credit Facility was extended and certain of its covenants were amended. If the Credit Facility is not further amended, it will mature in October 2004. Borrowings under the Credit Facility currently bear interest at the prime rate or, if the Company selects, at the London interbank offered rate plus
     1.45 to 1.70 percent, depending on the Company's ratio of debt to tangible net worth. The effective interest rate on borrowings outstanding under the Credit Facility at June 30, 2000 and 1999 was 8.6 percent and 7.3 percent, respectively.

     The Credit Facility and the indentures for the Company's publicly-held debt contain covenants which, taken together and among other things, limit investments in unentitled land and unsold homes, dividends, stock repurchases, incurrence of indebtedness and certain acquisitions and which could, depending on the circumstances, affect the Company's ability to borrow in the future. At June 30, 2000 the Company had $226.0 million outstanding under the Credit Facility and $9.0 million outstanding under its $10 million of short-term lines of credit (together with the Credit Facility, the "Credit Facilities"). At that date, $1.2 million of the $275.0 million of unused capacity under the Credit Facilities was not available to the Company.

     At June 30, 2000, under the most restrictive of the covenants in the Company's debt agreements, $76.0 million of the Company's retained earnings was available for payment of cash dividends and acquisition of stock.

     The estimated fair values at June 30, 2000 of the Company's 9 3/4% Senior Subordinated Debentures due 2003, 9% Senior Subordinated Debentures due 2006, 9 3/4% Senior Subordinated Debentures due 2008, 9"% Senior Subordinated Debentures due 2009 and 10 1/4% Senior Subordinated Debentures due 2010 were $99.0 million, $89.6 million, $130.9 million, $168.3 million and $140.6 million, respectively. Their estimated fair values at June 30, 1999 were $100.0 million, $97.9 million, $149.0 million $196.5 million and $151.3 million, respectively.

     The principal payment requirements (in thousands) on debt for the next five years ended June 30 are as follows:

                      2001          $  34,073
                      2002          $  23,746
                      2003          $ 101,534
                      2004          $  11,226
                      2005          $ 228,404

(7)  INCOME TAXES

     The components of income taxes are:

                                                       In Thousands
                                                    Year Ended June 30,
                                         ---------------------------------------
                                          2000            1999             1998
                                         -------         -------         -------
     Current:
        Federal                          $10,020         $13,506         $12,252
        State                                928             905             902
                                         -------         -------         -------
                                          10,948          14,411          13,154
                                         -------         -------         -------
     Deferred:
        Federal                           23,554          16,471           9,730
        State                                966           1,794           1,041
                                         -------         -------         -------
                                          24,520          18,265          10,771
                                         -------         -------         -------
                                         $35,468         $32,676         $23,925
                                         =======         =======         =======

     Deferred  tax  assets  and   liabilities   have  been   recognized  in  the
     consolidated balance sheets due to temporary differences and carryforwards as follows:

                                                                In Thousands
                                                                 at June 30,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
     Deferred tax assets:
       Net operating loss carryforwards                    $  1,252     $  1,401
       Tax credit carryforwards                               3,045          900
       Property and equipment, principally due to
        differences in depreciation                          15,923       10,925
       State income taxes                                     1,728        1,512
       Deferred compensation                                  8,570        7,584
       Accruals                                              18,907       13,882
       Deferred income                                       10,161        1,017
       Other                                                  2,796        1,753
                                                           --------     --------
                                                             62,382       38,974
       Valuation allowance                                    3,389        3,389
                                                           --------     --------
                                                             58,993       35,585
                                                           --------     --------
     Deferred tax liabilities:
       Real estate, principally due to basis differences    105,001       57,641
       Other                                                  1,022          454
                                                           --------     --------
                                                            106,023       58,095
                                                           --------     --------
               Net deferred income tax liability           $ 47,030     $ 22,510
                                                           ========     ========

     Income taxes differ from the amounts computed using the federal statutory income tax rate as a result of the following:

                                                                                    In Thousands
                                                                                Year Ended June 30,
                                                                       ------------------------------------
                                                                         2000          1999          1998
                                                                       --------      --------      --------
     Expected taxes at current federal statutory income tax rate       $ 38,372      $ 31,768      $ 23,260
     State income taxes, net of federal benefit                           3,656         2,696         2,438
     Federal and state tax credits                                       (2,367)       (2,146)       (1,798)
     Adjustments due to the settlement of audits and resolution
      of issues                                                          (4,000)           85          (351)
     Other                                                                 (193)          273           376
                                                                       --------      --------      --------
               Income taxes                                            $ 35,468      $ 32,676      $ 23,925
                                                                       ========      ========      ========

     At June 30, 2000 the Company had a state net operating loss carryforward of $25.0 million that begins to expire in fiscal 2010.

     There were no net changes in the total valuation allowance for the years ended June 30, 2000 and 1999. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets as reduced by the valuation allowance.

(8)  COMMON STOCK RESERVED

     The Company has six employee stock option plans: the 1981 Stock Option Plan (under which no grants can be made subsequent to December 31, 1991); the 1986 Stock Option and Stock Appreciation Rights (SAR) Plan (under which no grants can be made subsequent to December 31, 1995); and the 1991, 1993, 1995 and 1998 Executive Long-Term Incentive Plans (ELTIPs), which cover both options and restricted stock grants. Options under each of these plans are granted to key employees to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options are exercisable over a ten-year period from the date of the grant. Shares authorized for grant under the 1991 ELTIP total 750,000. Shares authorized for grant under the 1993 ELTIP total 1,200,000, of which no more than 450,000 may be used for restricted stock grants. Shares authorized for grant under the 1995 ELTIP total 1,200,000, of which no more than 100,000 may be used for restricted stock grants. Shares authorized for grant under the 1998 ELTIP total 1,000,000, of which no more than 100,000 may be used for time-based restricted stock grants and no more than 100,000 may be used for performance-based restricted stock grants.

     The Company also has the 1991 Directors' Stock Plan, the 1995 Director Stock Plan and the 1998 Director Stock Plan, under which options may be granted to the Directors of the Company to purchase shares of the Company's common stock at a price not less than the current market price at the date of grant. Under these plans the Directors may elect to defer some or all of their annual retainers and receive restricted stock or stock options at prices that, when combined with the amounts of deferred retainers, equal the current market price at the date of the grant. Shares authorized under these plans total 75,000 per plan (225,000 shares in the aggregate).

     The Company has adopted the disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. As permitted under SFAS No. 123, the Company measures employee stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

     SFAS No. 123 requires disclosure of pro forma net earnings and pro forma net earnings per share as if the fair value based method had been applied in measuring employee compensation expense for awards granted in fiscal 1996 through fiscal 2000. Management believes that the fiscal 1999 and 1998 pro forma amounts may not be representative of the effects of stock-based awards on future pro forma net earnings and pro forma net earning per share because, among other reasons, those pro forma amounts exclude the pro forma employee compensation expense related to unvested stock options granted before fiscal 1996.

     Reported and such pro forma net earnings, in thousands, and net earnings per share amounts for the years ended June 30, 2000, 1999 and 1998 are set forth below:

                                                      2000       1999      1998
                                                      ----       ----      ----
     Reported:
       Net earnings                                  $74,165   $58,090   $42,533
       Net earnings per share - basic                   4.06      3.20      2.39
       Net earnings per share - assuming dilution       4.00      3.11      2.30

     Pro forma:
       Net earnings                                   72,550    56,890    41,588
       Net earnings per share - basic                   3.97      3.13      2.33
       Net earnings per share - assuming dilution       3.91      3.04      2.25

     The fair values of employee stock options granted were estimated on the dates of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                     2000       1999       1998
                                                     ----       ----       ----
     Risk free interest rate                        6.70%       5.71%      5.65%
     Expected life (in years)                        7.5         7.4        7.5
     Expected volatility                              33%         30%        29%
     Expected dividend yield                        0.68%       0.82%      1.08%

     Stock option activity for the years ended June 30, 2000, 1999, and 1998 is summarized as follows:

                                                      2000                   1999                   1998
                                              --------------------    -------------------    -------------------
                                                          Weighted               Weighted               Weighted
                                                           Average                Average                Average
                                                          Exercise               Exercise               Exercise
                                               Options      Price      Options     Price      Options    Price
                                               -------      -----      -------     -----      -------    -----
     Options outstanding, beginning of year   1,932,821    $18.21     1,807,632   $16.61     1,981,613   $15.12
       Granted                                  415,500     22.70       372,879    25.91       372,750    20.97
       Exercised                               (195,530)    11.36      (138,570)   15.79      (460,506)   13.30
       Canceled                                 (80,190)    22.16      (109,120)   21.02       (86,225)   19.06
                                             ----------    ------    ----------   ------    ----------   ------
     Options outstanding at end of year       2,072,601    $19.60     1,932,821   $18.21     1,807,632   $16.61
                                             ==========    ======    ==========   ======    ==========   ======
     Options exercisable at end of year       1,176,002    $17.28     1,098,619   $15.16     1,050,291   $14.47
                                             ==========    ======    ==========   ======    ==========   ======
     Weighted average fair value of
      options granted during year                     $10.73                  $10.90                  $8.32
                                                      ======                  ======                  =====

     Stock options outstanding at June 30, 2000 were as follows:

                                   Options Outstanding               Options Exercisable
                          --------------------------------------   -----------------------
                                                       Weighted                 Weighted
                                    Weighted Average   Average                   Average
       Range of                        Remaining       Exercise                 Exercise
     Exercise Price       Options   Contractual Life    Price        Options     Price
     --------------       -------   ----------------    -----        -------     -----
     $  8.00 - $ 9.89      100,419     0.7 years       $  8.82        100,419    $  8.82
      $10.97 - $14.53      229,686     2.5               13.67        229,686      13.67
      $15.71 - $18.10      482,966     5.0               16.40        404,666      16.41
      $20.56 - $27.22    1,259,530     7.8               22.77        441,231      21.89
                         ---------                                  ---------
                         2,072,601     6.2 years       $ 19.60      1,176,002    $ 17.28
                         =========     ===             =======      =========    =======

     Shares granted, net of cancellations, under the Company's restricted stock plans during the years ended June 30, 2000, 1999 and 1998 aggregated 120,335 shares, 96,930 shares and 128,070 shares, respectively. The Company recognized compensation expense of $4.4 million, $2.4 million and $1.8 million related to shares granted under the restricted stock plans for the years ended June 30, 2000, 1999 and 1998, respectively.

(9)  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution retirement savings plan that covers substantially all employees of the Company after completion of six months of service. Company contributions to this plan, which can include amounts based on a percentage of employee contributions as well as discretionary contributions, were $3.2 million, $1.3 million and $1.7 million for the years ended June 30, 2000, 1999 and 1998, respectively.

(10) REVENUES AND COSTS AND EXPENSES

     The components of revenues and costs and expenses:

                                                             In Thousands
                                                           Year Ended June 30,
                                               ----------------------------------------
                                                  2000           1999           1998
                                               ----------     ----------     ----------
     Revenues:
      Homebuilding:
       Active adult communities                $1,318,092     $1,084,463     $  830,728
       Family and country club communities        583,744        302,658        287,656
                                               ----------     ----------     ----------
                                                1,901,836      1,387,121      1,118,384
       Models/vacation getaway homes with
        long-term leaseback*                       31,435             --             --
                                               ----------     ----------     ----------
           Total homebuilding                   1,933,271      1,387,121      1,118,384
       Land and facility sales                     76,237         61,861         48,522
       Other                                       30,495         17,199         10,861
                                               ----------     ----------     ----------
                                               $2,040,003     $1,466,181     $1,177,767
                                               ==========     ==========     ==========

----------
* For the fiscal year ended June 30, 2000, revenues (in thousands) from the sale of models/vacation getaway homes with long-term leasebacks are net of deferred profits of $14,174. These deferred profits are being amortized as reductions of selling, general and administrative expenses over the leaseback periods.

     Costs and expenses:
       Home construction and land:
         Active adult communities                                 $   997,487    $   807,518    $   624,361
         Family and country club communities                          463,454        244,607        237,332
                                                                  -----------    -----------    -----------
                                                                    1,460,941      1,052,125        861,693
         Models/vacation getaway homes with long-term leaseback        31,435             --             --
                                                                  -----------    -----------    -----------
           Total homebuilding                                       1,492,376      1,052,125        861,693
       Cost of land and facility sales                                 59,765         52,268         33,479
       Other cost of sales                                             22,902          8,132          3,582
                                                                  -----------    -----------    -----------
           Total home construction, land and other                  1,575,043      1,112,525        898,754
       Selling, general and administrative                            269,704        203,711        166,343
       Interest                                                        85,623         59,179         46,212
                                                                  -----------    -----------    -----------
                                                                  $ 1,930,370    $ 1,375,415    $ 1,111,309
                                                                  ===========    ===========    ===========

(11) INTEREST

     The following table shows the components of interest:

                                                                                In Thousands
                                                                             Year Ended June 30,
                                                                  --------------------------------------
                                                                    2000           1999           1998
                                                                  ---------      --------       --------
     Interest incurred and capitalized                            $ 105,829      $ 82,731       $ 61,546
                                                                  =========      ========       ========
     Amortization of capitalized interest in costs and expenses   $  85,623      $ 59,179       $ 46,212
                                                                  =========      ========       ========
     Unamortized capitalized interest included
       in real estate inventories at year end                     $ 105,213      $ 85,007       $ 61,455
                                                                  =========      ========       ========
     Interest income                                              $     849      $  1,081       $  1,072
                                                                  =========      ========       ========

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

                                                                     In Thousands
                                                                  Year Ended June 30,
                                                   ---------------------------------------------
                                                      2000             1999             1998
                                                   -----------      -----------      -----------
     Revenues:
       Active adult communities                    $ 1,375,776      $ 1,111,366      $   846,837
       Family and country club communities             659,343          344,051          321,591
       Corporate and other                               4,884           10,764            9,339
                                                   -----------      -----------      -----------
                                                   $ 2,040,003      $ 1,466,181      $ 1,177,767
                                                   ===========      ===========      ===========
     EBIT:
       Active adult communities                    $   194,921      $   171,311      $   122,968
       Family and country club communities              79,920           39,548           37,862
       Corporate and other                             (79,585)         (60,914)         (48,160)
                                                   -----------      -----------      -----------
                                                   $   195,256      $   149,945      $   112,670
                                                   ===========      ===========      ===========
     Amortization of Capitalized Interest:
       Active adult communities                    $    60,713      $    44,816      $    33,492
       Family and country club communities              24,910           14,363           12,720
       Corporate and other                                  --               --               --
                                                   -----------      -----------      -----------
                                                   $    85,623      $    59,179           46,212
                                                   ===========      ===========      ===========
     Assets at Year End:
       Active adult communities                    $ 1,367,608      $ 1,280,808      $   948,347
       Family and country club communities             468,080          462,536          268,807
       Corporate and other                             145,069          123,453           93,308
                                                   -----------      -----------      -----------
                                                   $ 1,980,757      $ 1,866,797      $ 1,310,462
                                                   ===========      ===========      ===========
     Expenditures for Real Estate Inventories:
       Active adult communities                    $ 1,050,587      $ 1,053,866      $   698,763
       Family and country club communities             495,115          452,787          253,589
       Corporate and other                              11,573              103              312
                                                   -----------      -----------      -----------
                                                   $ 1,557,275      $ 1,506,756      $   952,664
                                                   ===========      ===========      ===========
     Purchases of Property and Equipment:
       Active adult communities                    $     5,237      $    19,733      $    13,822
       Family and country club communities               1,923              904              523
       Corporate and other                               9,854           22,843            2,510
                                                   -----------      -----------      -----------
                                                   $    17,014      $    43,480      $    16,855
                                                   ===========      ===========      ===========

                                                          In Thousands
                                                       Year Ended June 30,
                                                 -------------------------------
                                                   2000        1999        1998
                                                 -------     -------     -------
     Depreciation and Other Amortization:
       Active adult communities                  $ 3,797     $ 3,303     $ 2,708
       Family and country club communities           768         275         470
       Corporate and other                         5,973       4,556       3,547
                                                 -------     -------     -------
                                                 $10,538     $ 8,134     $ 6,725
                                                 =======     =======     =======

(13) CONTINGENT LIABILITIES AND COMMITMENTS

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial statements of the Company taken as a whole.

     The Company has issued surety bonds and standby letters of credit aggregating $210.9 million at June 30, 2000.

     The Company leases from third parties, under operating leases, office space, model homes, apartment units which it rents to prospective customers at its large-scale active adult communities, automobiles, computers, office equipment, golf course equipment, heavy machinery and certain other equipment. The leases are generally renewable at the Company's option for additional periods. Total rent expense incurred by the Company was $19.4 million, $13.6 million and $10.5 million for the years ended June 30, 2000, 1999 and 1998, respectively. Minimum lease payments (in thousands) to be made by the Company under non-cancelable lease agreements are as follows:

                            2001         $ 16,356
                            2002           12,934
                            2003            8,659
                            2004            6,201
                            2005            4,054
                     Later years           13,883
                                         --------
                                         $ 62,087
                                         ========

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended June 30, 2000 and 1999 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                                             In Thousands Except Per Share Data
                                                                     Three Months Ended
                                                    ----------------------------------------------------
                                                    June 30,    March 31,   December 31,   September 30,
                                                      2000        2000         1999            1999
                                                    --------    --------     --------        --------
     Revenues                                       $635,029    $499,799     $495,613        $409,562
     Net earnings                                     30,706      15,986       13,689          13,784
     Net earnings per share - basic                     1.67         .87          .75             .76
     Net earnings per share - assuming dilution         1.67         .86          .73             .74

                                                    June 30,    March 31,   December 31,   September 30,
                                                      1999        1999         1998            1998
                                                    --------    --------     --------        --------
     Revenues                                       $518,858    $325,428     $354,248        $268,647
     Net earnings                                     23,724      12,469       13,483           8,414
     Net earnings per share - basic                     1.30         .68          .74             .46
     Net earnings per share - assuming dilution         1.27         .66          .72             .45

                      DEL WEBB CORPORATION AND SUBSIDIARIES         SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS           -----------
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                             In Thousands
                                              -------------------------------------------------------------------
                                                            Additions      Additions
                                              Balance at    Charged to    Charged to
                                              Beginning     Costs and        Other                    Balance at
                                               of Year      Expenses       Accounts     Deductions    End of Year
                                               -------      --------       --------     ----------    -----------
2000
Reserves for disposal costs of discontinued
 operations                                    $ 7,266        $ --          $    --       $ 7,266        $    --
                                               -------        ----          -------       -------        -------
                                               $ 7,266        $ --          $    --       $ 7,266        $    --
                                               =======        ====          =======       =======        =======
1999
Reserve for residential land development
 project                                       $ 7,898        $ --          $    --       $ 7,898        $    --
Reserves for disposal costs of discontinued
 operations                                      9,703          --               --         2,437          7,266
                                               -------        ----          -------       -------        -------
                                               $17,601        $ --          $    --       $10,335        $ 7,266
                                               =======        ====          =======       =======        =======
1998
Reserve for residential land development
 project                                       $ 7,491        $ --          $   407       $    --        $ 7,898
Reserves for disposal costs of discontinued
 operations                                     10,382          --               --           679          9,703
                                               -------        ----          -------       -------        -------
                                               $17,873        $ --          $   407       $   679        $17,601
                                               =======        ====          =======       =======        =======

                              DEL WEBB CORPORATION
                           Report on Form 10-K For The
                            Year Ended June 30, 2000


                               10-K EXHIBIT INDEX
                        NON-FINANCIAL STATEMENT EXHIBITS

Exhibits Filed

EXHIBIT NO.
-----------
   3.1 The amended and restated By-Laws of Del Webb Corporation effective November 1, 1994, as amended on February 13, 1996, as amended February 10, 2000.

   10.1 Third Amended and Restated Revolving Loan Agreement among Del Webb Corporation and Bank of America, N.A., as Administrative Agent and Bank One, NA, as Syndication Agent, entered into as of June 22, 2000.

   10.2     Current   list  of   participants   to  the  Del  Webb   Corporation
            Supplemental Executive Retirement Plan No. 2.

   10.3 Current list of Directors and Officers that are party to the Directors and Officers Indemnification Agreement.

   10.4 Current list of Directors and Officers that are party to a Change in Control Agreement.

   10.5 Del Webb Corporation Management Incentive Plan Fiscal 2001 (July 1, 2000 - June 30, 2001).

   10.6 2000/01 Executive Management Incentive Plan Award Agreement between the Registrant and LeRoy C. Hanneman, Jr. dated July 20, 2000.

   10.7 Del Webb Corporation Supplemental Executive Retirement Plan No. 2, Amendment No. 5 effective as of July 22, 1999.

   10.8 Second Amendment to Employment and Consulting Agreement between the registrant and Philip J. Dion dated November 19, 1999.

   21.0     Subsidiaries of the Registrant.

   23.0     Consent of KPMG LLP.

   27       Financial Data Schedule.


     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the fillings set forth below:

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

   10.9 Change in Control Agreement letter dated March 15, 1999, as incorporated by reference to Exhibit 10.14 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.10 Del Webb Corporation Deferred Compensation Plan effective June 1, 1993, incorporated by reference to Exhibit 10.7 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

   10.11    1981 Stock Option  Plan,  as amended,  incorporated  by reference to
            Exhibit 10.18 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

   10.12 1986 Stock Option and SAR Plan of the Del Webb Corporation, as amended, incorporated by reference to Exhibit 10.19 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

   10.13 Del Webb Corporation Executive Long-Term Incentive Plan adopted November 20, 1991, as amended, incorporated by reference to Exhibit
            10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1997; as amended by the Third Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.14 Del Webb Corporation 1993 Executive Long Term Incentive Plan dated March 17, 1994, as amended, incorporated by reference to Exhibit
            10.11 to Registrant's Report on Form 10-K for the year ended June 30, 1997; as amended by the Second Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.7 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.15 Del Webb Corporation 1995 Executive Long-Term Incentive Plan adopted July 13, 1995, as amended, incorporated by reference to Exhibit
            10.25 to Registrant's Report on Form 10-K for the year ended June 30, 1997; as amended by the Second Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.6 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.16 Del Webb Corporation 1998 Executive Long-Term Incentive Plan adopted November 4, 1998, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1999.

   10.17 Del Webb Corporation Director Stock Plan dated November 20, 1991, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by the First Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.5 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.18 Del Webb Corporation 1995 Director Stock Plan adopted July 13, 1995, incorporated by reference to Exhibit 10.26 to Registrant's Report on Form 10-K for the year ended June 20, 1995; as amended by the First Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.19 Del Webb Corporation 1998 Director Stock Plan adopted July 23, 1998, incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended June 30, 1999.

   10.20 Del E. Webb Corporation Umbrella Trust dated June 11, 1987, as amended, incorporated by reference to Exhibit 10.23 to Registrant"s Report on Form 10-K for the year ended June 30, 1996.

   10.21 Del Webb Corporation 1995 Executive Management Incentive Plan adopted July 13, 1995, incorporated by reference to Exhibit 10.27 to Registrant's Report on Form 10-K for the year ended June 30, 1995; as amended by the First Amendment to Plan effective as of February 11, 1998, incorporated by reference to Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.22 Key Executive Life Insurance Plan dated May 15, 1991, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1991; as amended on November 18, 1994, incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.23 Key Executive Life Insurance Plan II dated April 1, 1992, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1992; as amended on November 8, 1994, incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.24 Key Executive Life Plan Plus dated August 23, 1995, incorporated by reference to Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.25 Key Executive Life Plan 1995 dated October 5, 1995, incorporated by reference to Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.26 Senior Officer Medical and Dental Reimbursement Plan, as amended and restated November 16, 1992, incorporated by reference to Exhibit
            10.17 to Registrant's Report on Form 10-K for the year ended June 30, 1993.

   10.27 Group Term Carve-Out Plan dated November 18, 1994, incorporated by reference to Exhibit 10.34 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.28 Del Webb Corporation Supplemental Executive Retirement Plan No. 1, as amended and restated April 20, 1993, incorporated by reference to
            Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 1 effective July 1, 1995, incorporated by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the year ended June 30, 1995; as amended by Second Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 1 effective June 26, 1996, incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the year ended June 30, 1999; as amended by the Third Amendment to Plan dated March 10, 1999, incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.29 Supplemental Executive Retirement Plan No. 1 Participation Agreement between the Registrant and Philip J. Dion, amended and restated effective July 25, 1996, incorporated by reference to Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended June 30, 1996.

   10.30 Del Webb Corporation Supplemental Executive Retirement Plan No. 2, as amended and restated April 20, 1993, incorporated by reference to
            Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1993; as amended by First Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 effective July 1, 1995, incorporated by reference to Exhibit 10.16 to Registrant's Report on Form 10-K for the year ended June 30, 1995; as amended by Second Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 effective July 26, 1996, incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the year ended June 30, 1999; as amended by Third Amendment to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2 effective February 11, 1998, incorporated by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the year ended June 30, 1999; as amended by the Fourth Amendment to Plan dated March 10, 1999, incorporated by reference to Exhibit
            10.10 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

   10.31 Supplemental Executive Retirement Plan No. 2 Participation Agreement as of April 11, 1997 between the Registrant and John H. Gleason, incorporated by reference to Exhibit 10.40 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.32 Supplemental Executive Retirement Plan No. 2 Participation Agreement as of April 11, 1997 between the Registrant and LeRoy C. Hanneman, Jr., incorporated by reference to Exhibit 10.41 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.33 Supplemental Executive Retirement Plan No. 2 Participation Agreement as of April 11, 1997 between the Registrant and Anne L. Mariucci, incorporated by reference to Exhibit 10.42 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.34 Supplemental Executive Retirement Plan No. 2 amended and restated Participation Agreement as of January 1, 2000, between the Registrant and Frank D. Pankratz, incorporated by reference to
            Exhibit 10.8 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

   10.35 Supplemental Executive Retirement Plan No. 2 amended and restated Participation Agreement as of January 1, 2000, between the Registrant and Charles T. Roach, incorporated by reference to
            Exhibit 10.6 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

   10.36 Supplemental Executive Retirement Plan No. 2 amended and restated Participation Agreement as of January 1, 2000, between the Registrant and David G. Schreiner, incorporated by reference to
            Exhibit 10.7 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

   10.37 Employment and Consulting Agreement dated July 10, 1996, between the Registrant and Philip J. Dion, incorporated by reference to Exhibit
            10.2 to Registrant's Report on Form 10-K for the year ended June 30, 1996; as amended by the Amendment to Agreement entered into as of March 9, 1999, incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999; as amended by the Third Amendment to Agreement entered into as of February 28, 2000, incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

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

   10.40 Employment Agreement dated January 1, 2000 between the Registrant and John A. Spencer, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

   10.41 Employment Agreement dated January 1, 2000 between the Registrant and Charles T. Roach, incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

   10.42 Employment Agreement dated January 1, 2000 between the Registrant and David G. Schreiner, incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

   10.43 Employment Agreement dated January 1, 2000 between the Registrant and Frank D. Pankratz, incorporated by reference to Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

   10.44 Form of Directors and Officers Indemnification Agreement between Registrant and its directors and officers, incorporated by reference to Exhibit 10.24 to Registrant's Report on Form 10-K for the year ended June 30, 1997.

   10.45 Asset Acquisition Agreement, dated December 22, 1997 by and among Del Webb Communities, Inc. and Spruce Creek Golf and Country Club, Inc., Spruce Creek Golf and Country Club Homeowners' Association, Inc. and Spruce Creek Preserve Homeowners'?Association, Inc. incorporated by reference to Exhibit 99.1 to Registrant's Report on Form 10-Q dated May 14, 1998.

   10.46 Agreement of Purchase and Sale between Del Webb Conservation Holding Corp. and American Land Conservancy for acquisition of Dreyfus property located on the eastern shore of Lake Tahoe in Washoe
            County, Nevada, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form10-Q dated February 9, 1998.

* Reports filed under File No. 1-4785 were filed in the office of the Security and Exchange Commission located in Washington, D.C.