Form 10-Q
period 2000-09-30
DEL WEBB CORP
filed 2000-11-09
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the period ended SEPTEMBER 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from N/A to N/A .

    Commission File Number: 1-4785


                              DEL WEBB CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE
      (State or other jurisdiction                       86-0077724
    of incorporation or organization)       (IRS Employer Identification Number)


6001 NORTH 24TH STREET, PHOENIX, ARIZONA                   85016
(Address of principal executive offices)                 (Zip Code)

                                 (602) 808-8000
                (Registrant's phone number, including area code)


                                      NONE
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000 Registrant had outstanding 18,386,404 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
     Item 1. Financial Statements:

          Consolidated Balance Sheets as of September 30, 2000,
          June 30, 2000 and September 30, 1999...............................1

          Consolidated Statements of Earnings for the three
          months ended September 30, 2000 and 1999...........................2

          Consolidated Statements of Cash Flows for the three
          months ended September 30, 2000 and 1999...........................3

          Notes to Consolidated Financial Statements.........................5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................11

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K...............................18

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,      JUNE 30,       SEPTEMBER 30,
                                                                     2000             2000             1999
                                                                  (UNAUDITED)                       (UNAUDITED)
                                                                  -----------      -----------      -----------
                            ASSETS

Real estate inventories (Notes 2, 3 and 6)                        $ 1,793,390      $ 1,755,398      $ 1,728,900
Cash and short-term investments                                         7,598           21,038           14,613
Receivables                                                            32,588           36,121           43,002
Property and equipment, net                                            95,737           96,637           74,157
Other assets                                                           74,257           71,563          121,363
                                                                  -----------      -----------      -----------
                                                                  $ 2,003,570      $ 1,980,757      $ 1,982,035
                                                                  ===========      ===========      ===========

             LIABILITIES AND SHAREHOLDERS EQUITY

Notes payable, senior and subordinated debt (Note 3)              $ 1,040,832      $ 1,005,424      $ 1,107,582
Contractor and trade accounts payable                                  91,070          113,574          114,485
Accrued liabilities and other payables                                138,625          158,351          118,320
Home sale deposits                                                    169,409          165,762          185,505
Deferred income taxes (Note 4)                                         48,478           47,030           24,662
Income taxes payable (Note 4)                                          15,676            8,230           11,925
                                                                  -----------      -----------      -----------
      Total liabilities                                             1,504,090        1,498,371        1,562,479
                                                                  -----------      -----------      -----------
Shareholders' equity:
 Common stock, $.001 par value. Authorized 30,000,000
  shares; issued 18,383,409 shares at September 30, 2000,
  18,360,213 shares at June 30, 2000 and 18,225,643 shares at
  September 30, 1999                                                       18               18               18
 Additional paid-in capital                                           171,068          170,112          169,081
 Retained earnings                                                    332,722          316,240          255,859
                                                                  -----------      -----------      -----------
                                                                      503,808          486,370          424,958
 Less deferred compensation                                            (4,328)          (3,984)          (5,402)
                                                                  -----------      -----------      -----------
      Total shareholders' equity                                      499,480          482,386          419,556
                                                                  -----------      -----------      -----------
                                                                  $ 2,003,570      $ 1,980,757      $ 1,982,035
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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------

Revenues (Note 5)                                         $417,658      $409,562
                                                          --------      --------
Costs and expenses (Note 5):
  Home construction, land and other                        316,938       313,829
  Selling, general and administrative                       57,427        56,939
  Interest (Note 6)                                         17,541        17,257
                                                          --------      --------
                                                           391,906       388,025
                                                          --------      --------

      Earnings before income taxes                          25,752        21,537

Income taxes (Note 4)                                        9,271         7,753
                                                          --------      --------

      Net earnings                                        $ 16,481      $ 13,784
                                                          ========      ========

Weighted average shares outstanding - basic                 18,374        18,223
                                                          ========      ========
Weighted average shares outstanding - assuming dilution     18,552        18,628
                                                          ========      ========

Net earnings per share - basic                            $    .90      $    .76
                                                          ========      ========
Net earning per share - assuming dilution                 $    .89      $    .74
                                                          ========      ========

    See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       --------------------------
                                                                                         2000             1999
                                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to operating community home sales               $ 398,082        $ 427,026
  Cash received from commercial land and facility sales at operating communities          16,495            6,344
  Cash paid for costs related to home construction at operating communities             (291,312)        (275,205)
                                                                                       ---------        ---------
      Net cash provided by operating community sales activities                          123,265          158,165
  Cash paid for land acquisitions at operating communities                               (12,742)          (7,534)
  Cash paid for lot development at operating communities                                 (73,310)         (73,488)
  Cash paid for amenity development at operating communities                             (23,069)         (55,919)
                                                                                       ---------        ---------
      Net cash provided by operating communities                                          14,144           21,224

  Cash paid for costs related to communities in the pre-operating stage                       --          (14,716)
  Cash received from mortgage operations                                                   3,763            1,684
  Cash paid for residential land development project                                        (872)          (2,514)
  Cash paid for corporate activities                                                     (28,432)         (26,870)
  Interest paid                                                                          (31,971)         (30,869)
  Cash paid for income taxes                                                                 (13)          (3,507)
                                                                                       ---------        ---------
      NET CASH USED FOR OPERATING ACTIVITIES                                             (43,381)         (55,568)
                                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                     (1,558)          (4,006)
  Investments in life insurance policies                                                  (2,402)          (1,538)
                                                                                       ---------        ---------
      NET CASH USED FOR INVESTING ACTIVITIES                                              (3,960)          (5,544)
                                                                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                             109,031          121,820
  Repayments of debt                                                                     (75,370)         (68,979)
  Stock repurchases                                                                           --               (3)
  Proceeds from exercise of common stock options                                             240              218
                                                                                       ---------        ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                           33,901           53,056
                                                                                       ---------        ---------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                          (13,440)          (8,056)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                    21,038           22,669
                                                                                       ---------        ---------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                       $   7,598        $  14,613
                                                                                       =========        =========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    --------------------------
                                                                      2000             1999
                                                                    ---------        ---------
Reconciliation of net earnings to net cash used for
 operating activities:
Net earnings                                                        $ 16,481         $ 13,784
Allocation of non-cash common costs to costs and expenses,
  excluding interest                                                  97,402           90,998
Allocation of capitalized interest to costs and expenses              17,541           17,257
Deferred compensation amortization                                       352              763
Depreciation and other amortization                                    2,651            2,800
Deferred income taxes                                                  1,448            2,152
Net increase in home construction costs                              (12,798)         (40,254)
Land acquisitions                                                    (12,742)          (7,534)
Lot development                                                      (73,310)         (77,434)
Amenity development                                                  (23,069)         (67,198)
Net change in other assets and liabilities                           (57,337)           9,098
                                                                    --------         --------
    Net cash used for operating activities                          $(43,381)        $(55,568)
                                                                    ========         ========

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

    The consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

    In the Consolidated Statements of Cash Flows, the Company defines operating communities as communities generating revenues from home closings. Communities in the pre-operating stage are those not yet generating revenues from home closings.

(2) REAL ESTATE INVENTORIES

    The components of real estate inventories are:

                                                                       In Thousands
                                                    -----------------------------------------------
                                                    September 30,      June 30,       September 30,
                                                       2000             2000             1999
                                                    (Unaudited)                       (Unaudited)
                                                    ----------       ----------       ----------
    Home construction costs                         $  273,588       $  260,790       $  305,622
    Unallocated improvement and amenity costs        1,119,301        1,097,643        1,074,115
    Unallocated capitalized interest                   112,948          105,213           92,819
    Land held for housing                              206,713          205,142          191,306
    Land held for future development or sale            80,840           86,610           65,038
                                                    ----------       ----------       ----------
                                                    $1,793,390       $1,755,398       $1,728,900
                                                    ==========       ==========       ==========

    At September 30, 2000 the Company had 335 completed homes and 721 homes under construction that were not subject to a sales contract. These homes represented $54.7 million of home construction costs at September 30, 2000. At September 30, 1999 the Company had 347 completed homes and 497 homes under construction (representing $45.0 million of home construction costs) that were not subject to a sales contract.

    Included in land held for future development or sale at September 30, 2000 were 201 acres of commercial land currently being marketed for sale at the Company's active adult communities and 615 acres of commercial land planned for sale at the Company's Anthem Arizona project. Also included in land held for future development or sale at September 30, 2000 were 861 lots in the Company's Nevada family communities.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3) NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

    Notes payable, senior and subordinated debt consists of:

                                                                       In Thousands
                                                    -----------------------------------------------
                                                    September 30,      June 30,       September 30,
                                                       2000             2000             1999
                                                    (Unaudited)                       (Unaudited)
                                                    ----------       ----------       ----------
    9 3/4% Senior Subordinated Debentures
     due 2003, net, unsecured                       $   99,006       $   98,903       $   98,595
    9% Senior Subordinated Debentures
     due 2006, net, unsecured                           98,518           98,449           98,244
    9 3/4% Senior Subordinated Debentures
     due 2008, net, unsecured                          146,459          146,338          145,975
    9 3/8% Senior Subordinated Debentures
     due 2009, net, unsecured                          195,997          195,880          195,530
    10 1/4% Senior Subordinated Debentures
     due 2010, net, unsecured                          144,373          144,223          143,772
    Notes payable to banks under a senior
     revolving credit facility and short-term
     lines of credit, unsecured                        272,000          235,000          353,304
    Real estate and other notes, primarily
     secured                                            84,479           86,631           72,162
                                                    ----------       ----------       ----------
                                                    $1,040,832       $1,005,424       $1,107,582
                                                    ==========       ==========       ==========

    At September 30, 2000, under the most restrictive of the covenants in the Company's debt agreements, $80.9 million of the Company's retained earnings was available for payment of cash dividends and acquisition of stock.

(4) INCOME TAXES

    The components of income taxes are:

                                                         In Thousands
                                                          (Unaudited)
                                                  -------------------------
                                                     Three Months Ended
                                                        September 30,
                                                  -------------------------
                                                  2000                 1999
                                                  ----                 ----
    Current:
      Federal                                    $7,297               $5,276
      State                                         526                  325
                                                 ------               ------
                                                  7,823                5,601
                                                 ------               ------
    Deferred:
      Federal                                     1,286                1,857
      State                                         162                  295
                                                 ------               ------
                                                  1,448                2,152
                                                 ------               ------
                                                 $9,271               $7,753
                                                 ======               ======

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5) REVENUES AND COSTS AND EXPENSES

    The components of revenues and costs and expenses:

                                                            In Thousands
                                                             (Unaudited)
                                                     -------------------------
                                                        Three Months Ended
                                                           September 30,
                                                     -------------------------
                                                       2000               1999
                                                       ----               ----
    Revenues:
      Homebuilding:
     Active adult communities                        $277,341           $292,619
     Family and country club communities              117,793             96,736
                                                     --------           --------
                                                      395,134            389,355
     Models/vacation getaway homes with
      long-term leaseback*                                 --              9,725
                                                     --------           --------
        Total homebuilding                            395,134            399,080
    Land and facility sales                            16,493              6,415
    Other                                               6,031              4,067
                                                     --------           --------
                                                     $417,658           $409,562
                                                     ========           ========

     * For the three months ended September 30, 1999, revenues (in thousands) from the sale of models/vacation getaway homes with long-term leasebacks are net of deferred profits of $3,786. These deferred profits are being amortized as reductions of selling, general and administrative expenses over the leaseback periods, offsetting substantially all of the related rent expense.

                                                              In Thousands
                                                               (Unaudited)
                                                       -------------------------
                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                       2000               1999
                                                       ----               ----
    Costs and expenses:
      Home construction and land:
        Active adult communities                     $208,543           $220,413
        Family and country club communities            92,540             77,616
                                                     --------           --------
                                                      301,083            298,029
        Models/vacation getaway homes with
         long-term leaseback                               --              9,725
                                                     --------           --------
            Total homebuilding                        301,083            307,754
      Cost of land and facility sales                   9,626              3,294
      Other cost of sales                               6,229              2,781
                                                     --------           --------
            Total home construction, land and other   316,938            313,829
      Selling, general and administrative              57,427             56,939
      Interest                                         17,541             17,257
                                                     --------           --------
                                                     $391,906           $388,025
                                                     ========           ========

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6) INTEREST

    The following table shows the components of interest:

                                                              In Thousands
                                                               (Unaudited)
                                                       -------------------------
                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                       2000               1999
                                                       ----               ----

    Interest incurred and capitalized                $ 25,276           $ 25,069
                                                     ========           ========
    Allocation of capitalized interest to costs
     and expenses                                    $ 17,541           $ 17,257
                                                     ========           ========
    Unallocated capitalized interest included in
     real estate inventories at period end           $112,948           $ 92,819
                                                     ========           ========
    Interest income                                  $    211           $    251
                                                     ========           ========

    Interest income is included in other revenues.

(7) SEGMENT INFORMATION

    The Company  conducts  its  operations  in two primary  segments in Arizona,
    California, Florida, Illinois, Nevada, South Carolina and Texas. The Company's active adult communities (primarily its "Sun City" communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. Within all of its communities, the Company has usually been the exclusive builder of homes.

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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7) SEGMENT INFORMATION (CONTINUED)

                                                            In Thousands
                                                             (Unaudited)
                                                     -------------------------
                                                        Three Months Ended
                                                           September 30,
                                                     -------------------------
                                                     2000               1999
                                                     ----               ----
    Revenues:
        Active adult communities                  $   285,885       $   304,016
        Family and country club communities           130,516           104,430
        Corporate and other                             1,257             1,116
                                                  -----------       -----------
                                                  $   417,658       $   409,562
                                                  ===========       ===========
    EBIT:
        Active adult communities                  $    42,236       $    43,269
        Family and country club communities            18,889            12,084
        Corporate and other                           (17,832)          (16,559)
                                                  -----------       -----------
                                                  $    43,293       $    38,794
                                                  ===========       ===========
    Allocation of Capitalized Interest:
        Active adult communities                  $    11,964       $    13,030
        Family and country club communities             5,577             4,227
        Corporate and other                                --                --
                                                  -----------       -----------
                                                  $    17,541       $    17,257
                                                  ===========       ===========
    Assets at Period End:
        Active adult communities                  $ 1,398,400       $ 1,366,224
        Family and country club communities           471,795           509,515
        Corporate and other                           133,375           106,296
                                                  -----------       -----------
                                                  $ 2,003,570       $ 1,982,035
                                                  ===========       ===========
    Expenditures for Real Estate Inventories:
        Active adult communities                  $   225,632       $   259,218
        Family and country club communities            90,143           114,524
        Corporate and other                               131             2,112
                                                  -----------       -----------
                                                  $   315,906       $   375,854
                                                  ===========       ===========
    Purchases of Property and Equipment:
        Active adult communities                  $        --       $     1,590
        Family and country club communities                85               204
        Corporate and other                             1,473             2,212
                                                  -----------       -----------
                                                  $     1,558       $     4,006
                                                  ===========       ===========
    Depreciation and Other Amortization:
        Active adult communities                  $     1,012       $     1,187
        Family and country club communities               390               127
        Corporate and other                             1,249             1,486
                                                  -----------       -----------
                                                  $     2,651       $     2,800
                                                  ===========       ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The following should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,             CHANGE
                                                      -----------------     -------------------
                                                      2000       1999       AMOUNT      PERCENT
                                                      ----       ----       ------      -------
OPERATING DATA:
Number of net new orders:
 Active adult communities:
   Sun City Grand                                       217        318       (101)       (31.8%)
   Sun Cities Las Vegas                                 351        254         97         38.2%
   Sun City Palm Desert                                  98         81         17         21.0%
   Sun Cities Northern California                       237        138         99         71.7%
   Sun City Hilton Head                                  70         97        (27)       (27.8%)
   Sun City Texas                                        82         85         (3)        (3.5%)
   Sun City at Huntley                                  121        117          4          3.4%
   Florida communities                                   77         86         (9)       (10.5%)
   Other communities                                     52        128        (76)       (59.4%)
                                                      -----      -----      -----       ------
       Total active adult communities                 1,305      1,304          1          0.1%
                                                      -----      -----      -----       ------
 Family and country club communities:
   Arizona country club communities                      52         43          9         20.9%
   Nevada country club community                         61         57          4          7.0%
   Arizona family communities                           242        234          8          3.4%
   Nevada family communities                             44         54        (10)       (18.5%)
                                                      -----      -----      -----       ------
       Total family and country club communities        399        388         11          2.8%
                                                      -----      -----      -----       ------
           Total                                      1,704      1,692         12          0.7%
                                                      =====      =====      =====       ======

Included in net new orders for the three months ended September 30, 1999 were models and vacation getaway homes sold with long-term leasebacks. Sun City Grand had 114 such net new orders, the Sun Cities Las Vegas had 18 and the Nevada country club community had 13.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,             CHANGE
                                                      -----------------     -------------------
                                                      2000       1999       AMOUNT      PERCENT
                                                      ----       ----       ------      -------
OPERATING DATA:
Number of home closings:
  Active adult communities:
    Sun City Grand                                     302        337        (35)        (10.4%)
    Sun Cities Las Vegas                               259        251          8           3.2%
    Sun City Palm Desert                               110        135        (25)        (18.5%)
    Sun Cities Northern California                     156        129         27          20.9%
    Sun City Hilton Head                                65         95        (30)        (31.6%)
    Sun City Texas                                      50         59         (9)        (15.3%)
    Sun City at Huntley                                 75        226       (151)        (66.8%)
    Florida communities                                 62         66         (4)         (6.1%)
    Other communities                                   84         78          6           7.7%
                                                     -----      -----      -----        ------
        Total active adult communities               1,163      1,376       (213)        (15.5%)
                                                     -----      -----      -----        ------
  Family and country club communities:
    Arizona country club communities                    95         17         78         458.8%
    Nevada country club community                       37         55        (18)        (32.7%)
    Arizona family communities                         238        224         14           6.3%
    Nevada family communities                           76        136        (60)        (44.1%)
                                                     -----      -----      -----        ------
        Total family and country club communities      446        432         14           3.2%
                                                     -----      -----      -----        ------
            Total                                    1,609      1,808       (199)        (11.0%)
                                                     =====      =====      =====        ======

Included in home closings for the three months ended September 30, 1999 were models and vacation getaway homes sold with long-term leasebacks. Profits on the closings of these units were deferred and are being amortized as reductions of selling, general and administrative expenses over the leaseback periods, offsetting substantially all of the related rent expense. Sun City Grand had 32 such home closings, the Sun Cities Las Vegas had 18 and the Nevada country club community had 8.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,             CHANGE
                                                      -----------------     ------------------
                                                      2000       1999       AMOUNT     PERCENT
                                                      ----       ----       ------     -------
BACKLOG DATA:
Homes under contract at September 30:
  Active adult communities:
    Sun City Grand                                     476        715       (239)      (33.4%)
    Sun Cities Las Vegas                               635        548         87        15.9%
    Sun City Palm Desert                               234        230          4         1.7%
    Sun Cities Northern California                     477        417         60        14.4%
    Sun City Hilton Head                               143        196        (53)      (27.0%)
    Sun City Texas                                     250        184         66        35.9%
    Sun City at Huntley                                191        396       (205)      (51.8%)
    Florida communities                                224        153         71        46.4%
    Other communities                                  101        218       (117)      (53.7%)
                                                    ------     ------     ------      ------
        Total active adult communities               2,731      3,057       (326)      (10.7%)
                                                    ------     ------     ------      ------
  Family and country club communities:
    Arizona country club communities                   191        270        (79)      (29.3%)
    Nevada country club community                      187        137         50        36.5%
    Arizona family communities                         514        737       (223)      (30.3%)
    Nevada family communities                           83        167        (84)      (50.3%)
                                                    ------     ------     ------      ------
        Total family and country club communities      975      1,311       (336)      (25.6%)
                                                    ------     ------     ------      ------
            Total                                    3,706      4,368       (662)      (15.2%)
                                                    ======     ======     ======      ======
Aggregate contract sales amount
 (dollars in millions)                              $  992     $1,040        (48)       (4.6%)
                                                    ======     ======     ======      ======
Average contract sales amount per home
 (dollars in thousands)                             $  268     $  238         30        12.6%
                                                    ======     ======     ======      ======

Included in backlog at September 30, 1999 were models and vacation getaway homes sold with long-term leasebacks. Sun City Grand had 82 such homes in backlog and the Nevada country club community had 5.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,                CHANGE
                                                         ---------------------     ----------------------
                                                         2000           1999       AMOUNT         PERCENT
                                                         ----           ----       ------         -------
AVERAGE REVENUE PER HOME CLOSING:
  Active adult communities:
    Sun City Grand                                    $ 201,100     $ 180,600     $  20,500        11.4%
    Sun Cities Las Vegas                                226,300       219,000         7,300         3.3%
    Sun City Palm Desert                                320,700       275,500        45,200        16.4%
    Sun Cities Northern California                      300,800       277,900        22,900         8.2%
    Sun City Hilton Head                                253,500       212,200        41,300        19.5%
    Sun City Texas                                      219,100       223,600        (4,500)       (2.0%)
    Sun City at Huntley                                 265,400       233,700        31,700        13.6%
    Florida communities                                 151,300       133,800        17,500        13.1%
    Other communities                                   227,100       192,700        34,400        17.9%
      Average active adult communities                  238,500       217,200        21,300         9.8%
  Family and country club communities:
    Arizona country club communities                    334,200       217,900       116,300        53.4%
    Nevada country club community                       486,300       430,400        55,900        13.0%
    Arizona  family communities                         224,200       207,600        16,600         8.0%
    Nevada family communities                           193,200       193,200            --          --
      Average family and country club communities       264,100       231,900        32,200        13.9%
             Total average                            $ 245,600     $ 220,700     $  24,900        11.3%
                                                      =========     =========     =========       =====

Average revenue per home closing for the models and vacation getaway homes with long-term leasebacks for the three months ended September 30, 1999 was $97,100 at Sun City Grand, $177,200 at the Sun Cities Las Vegas and $428,500 at the Nevada country club community.

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,                CHANGE
                                                         ---------------------     ----------------------
                                                         2000           1999       AMOUNT         PERCENT
                                                         ----           ----       ------         -------
OPERATING STATISTICS:
  Costs and expenses as a percentage of revenues:
    Home construction, land and other                   75.9%          76.6%       (0.7%)          (0.9%)
    Selling, general and administrative                 13.7%          13.9%       (0.2%)          (1.4%)
    Interest                                             4.2%           4.2%         --              --
  Ratio of home closings to homes under contract
   in backlog at beginning of period                    44.6%          40.3%        4.3%           10.7%
                                                       =====          =====       =====           =====

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

The Sun Cities Las Vegas include Sun City Summerlin (which is built out), Sun City MacDonald Ranch and Sun City Anthem.

The Sun Cities Northern California include Sun City Roseville (which is built out) and Sun City Lincoln Hills.

Other active adult communities represent two smaller-scale communities in Arizona and California.

Home closings began at Anthem Country Club (an Arizona country club community near Phoenix) in September 1999.

A substantial majority of the backlog at September 30, 2000 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the three months ended September 30, 2000 and 1999, cancellations of home sales orders as a percentage of new home sales orders written during the period were 14.4 percent and 15.1 percent, respectively.

RESULTS OF OPERATIONS

REVENUES. Total revenues increased to $417.7 million for the three months ended September 30, 2000 from $409.6 million for the three months ended September 30, 1999. The 1999 quarter included $9.7 million of revenues from models and vacation getaway homes sold with long-term leasebacks. There were no such sale/leasebacks in the 2000 quarter.

Exclusive of closings of models and vacation getaway homes, active adult community homebuilding revenues decreased to $277.3 million for the 2000 quarter from $292.6 million for the 1999 quarter. This decrease was primarily attributable to Sun City at Huntley, which closed 75 homes in the 2000 quarter compared to 226 in the 1999 quarter. Sun City at Huntley began the 2000 quarter with a backlog of 145 homes under contract, compared to a backlog of 505 homes under contract at the beginning of the 1999 quarter. The Company believes the decreased beginning backlog at this community was largely attributable to prior-year pent-up demand which has now been satisfied.

An increase in the average revenue per active adult community home closing resulted in a $25.6 million revenue increase, partially offsetting the decrease in home closings.

Exclusive of closings of models and vacation getaway homes, family and country club community homebuilding revenues increased to $117.8 million for the 2000 quarter from $96.7 million for the 1999 quarter. This increase was primarily attributable to Anthem Arizona Country Club, which did not begin home closings until September 1999. Anthem Arizona Country Club closed 95 homes in the 2000 quarter compared to 17 in the 1999 quarter and, exclusive of the increase in revenue per home closing, contributed $17.0 million to the increase in revenues. An increase in the average revenue per family and country club community home closing contributed $23.4 million to the increase in revenues. These increases were partially offset by decreases in home closings at the Phoenix-area family communities (due to fewer subdivisions) and the Nevada family communities (due to closing out these operations). Exclusive of the change in revenue per home closing, the decreased home closings at these communites resulted in a $15.0 million decrease in revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Land and facility sales increased to $16.5 million for the 2000 quarter from $6.4 million for the 1999 quarter. This increase was primarily attributable to land sales at the Company's Nevada family communities resulting from the Company's decision to cease family community operations in that state.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The small increase in home construction, land and other costs to $316.9 million for the 2000 quarter from $313.8 million for the 1999 quarter was due to the increase in revenues, partially offset by a decrease in these costs as a percentage of revenues (75.9 percent for the 2000 quarter compared to 76.6 percent for the 1999 quarter).

This cost decrease as a percentage of revenues was primarily due to an increase in homebuilding gross margin to 23.8 percent for the 2000 quarter from 22.9 percent for the 1999 quarter. Of this 0.9 percent increase, 0.6 percent was attributable to deferral of profit in the 1999 quarter on the sale and long-term leaseback of 58 model and vacation getaway homes at three communities. The balance of the increase was largely attributable to price increases that have been effected over the past 12 months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 13.7 percent for the 2000 quarter from 13.9 percent for the 1999 quarter. This decrease resulted primarily from the increase in revenues. The Company believes this decrease is also partially attributable to results of efforts to cut costs and improve the efficiency of operations.

INTEREST. As a percentage of revenues, allocation of capitalized interest to costs and expenses was 4.2 percent for both the 2000 quarter and the 1999 quarter.

INCOME TAXES. The increase in income taxes to $9.3 million for the 2000 quarter from $7.8 million for the 1999 quarter was due to the increase in earnings before income taxes. The effective tax rate in both quarters was 36 percent.

NET EARNINGS. The increase in net earnings to $16.5 million for the 2000 quarter from $13.8 million for the 1999 quarter was attributable to the increase in homebuilding gross margin and increased gross margin from land sales.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 2000 quarter were comparable to the 1999 quarter. The Company believes increases were attributable to the following:

* Strong demand at Sun City Lincoln Hills resulted in the increase at the Sun Cities Northern California.

* Strong demand at Sun City Anthem resulted in the increase at the Sun Cities Las Vegas.

The Company believes that largely offsetting decreases were attributable to the following:

* Included for the 1999 quarter were 145 models and vacation getaway homes sold with long-term leasebacks (mostly at Sun City Grand). There were no such sale/leasebacks in the 2000 quarter.

* The built-out Clover Springs community (part of other active adult communities) contributed 93 net new orders in the 1999 quarter but only one net new order in the 2000 quarter.

* Sun City Hilton Head experienced a decrease in net new orders. The Company is implementing new programs designed to address this reduction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Due to increased sales prices, the dollar amount of homes under contract at September 30, 2000 was only 4.6 percent lower than at September 30, 1999, while the number of homes in backlog was 15.2 percent lower. The Company believes that the unit backlog decrease was attributable to the following:

* Satisfaction of prior-year pent-up demand at Sun City at Huntley. The Company is developing a broader product range and addressing pricing issues for this community.

* The Company's previous decision to cease family community operations in Nevada.

* A reduction in the number of family community subdivisions in the Phoenix area.

* The decreased net new orders at Sun City Grand, Clover Springs and Sun City Hilton Head, discussed above.

LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

The cash flow for each community can differ substantially from reported earnings, depending on the development cycle. The initial years of development or expansion may require significant cash outlays for, among other things, acquiring tracts of land, obtaining development approvals, developing land and lots and constructing project infrastructure (such as roads and utilities), recreation centers, golf courses, model homes and sales facilities. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include allocation charges for substantial previously expended costs.

During the 2000 quarter the Company generated $123.2 million of net cash from operating community sales activities, used $109.1 million for land and lot and amenity development at operating communities and used $57.5 million for interest and other operating activities. The resulting $43.4 million of net cash used by operating activities was funded primarily through borrowings under the Company's $500 million senior unsecured revolving credit facility (the "Credit Facility").

Real estate development is dependent on, among other things, the availability and cost of financing. In periods of significant growth, the Company requires significant additional capital resources.

In fiscal 1999 and fiscal 2000, the Company had under development, among other projects: (i) Sun City Lincoln Hills; (ii) Anthem Las Vegas, which includes Sun City Anthem, country club and family communities; (iii) Anthem Arizona, which includes country club and family communities; and (iv) Sun City at Huntley. Given its assessment of market conditions and appropriate timing for these new communities, the Company decided to engage in substantial development at these communities and permit its indebtedness and leverage to increase substantially. To date, material cash expenditures have been made for these communities.

In order to provide adequate capital to meet the Company's operating requirements (largely for these new communities), the Company in February 1999 completed a $150 million public debt offering and negotiated an increase in the amount of its Credit Facility from $450 million to $500 million. At September 30, 2000 the Company had $272.0 million outstanding under the Credit Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Primarily as a result of the public debt offering and borrowings to fund these development expenditures, the Company incurred considerably more indebtedness and was considerably more leveraged throughout fiscal 1999 and most of fiscal 2000 than it had been in recent years. The Company has reduced its leverage, with debt to total capitalization declining from 72.5 percent at September 30, 1999 to 67.6 percent at September 30, 2000 as a result of debt repayments and an increase in retained earnings. The Company currently intends to further reduce its percentage of debt to total capitalization to 67 percent or lower before incurring material development expenditures (excluding land acquisition) for any significant new communities. Its near-term goal is to reach 67 percent debt to total capitalization in fiscal 2001.

The Company expects to have adequate capital resources to meet its needs for the next 12 months.

At September 30, 2000, under the most restrictive of the covenants in the debt agreements, $80.9 million of the retained earnings was available for payment of cash dividends and acquisition of stock.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties, and actual results may differ materially. Certain forward looking statements are based on assumptions which may not prove to be accurate. Risks and uncertainties include risks associated with: the cyclical nature of real estate operations; land acquisition and development; the ability to successfully implement new strategic initiatives; government regulation; growth management and environmental considerations; geographic concentration; financing and leverage; interest rate fluctuations; construction labor and materials costs; future communities and new geographic markets; legal matters; natural risks; and other matters set forth in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2000.

ACCOUNTING STANDARD RECENTLY ADOPTED BY THE COMPANY

In March 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. This Interpretation was effective July 1, 2000. The adoption of this Interpretation did not have any significant impact on the Company.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1  Del Webb Corporation 2000 Executive Management Incentive Plan.

    Exhibit 10.2 Current List of Officers that are party to a Change in Control Agreement.

    Exhibit 10.3  Del Webb Corporation 2000 Executive Long-Term Incentive Plan.

    Exhibit 27    Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.

                                              DEL WEBB CORPORATION
                                                 (REGISTRANT)


Date: November 9, 2000                        /s/ LeRoy C. Hanneman, Jr.
     --------------------                     ----------------------------------
                                              LeRoy C. Hanneman, Jr.
                                              Chief Executive Officer


Date: November 9, 2000                        /s/ John A. Spencer
     --------------------                     ----------------------------------
                                              John A. Spencer
                                              Executive Vice President and Chief
                                              Financial Officer