Form 10-Q
period 2000-12-31
DEL WEBB CORP
filed 2001-02-13
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended DECEMBER 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2001 Registrant had outstanding 18,623,079 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                              PAGE

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of December 31, 2000,
              June 30, 2000 and December 31, 1999.........................   1

             Consolidated Statements of Earnings for the three and six
              months ended December 31, 2000 and 1999.....................   2

             Consolidated Statements of Cash Flows for the six
              months ended December 31, 2000 and 1999.....................   3

             Notes to Consolidated Financial Statements...................   5

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  10


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................  19

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                DECEMBER 31,                        DECEMBER 31,
                                                                   2000             JUNE 30,           1999
                                                                (UNAUDITED)          2000           (UNAUDITED)
                                                                -----------       -----------       -----------
                                     ASSETS

Real estate inventories (Notes 2, 3 and 6)                      $ 1,778,853       $ 1,755,398       $ 1,832,939
Cash and short-term investments                                         141            21,038                32
Receivables                                                          44,517            36,121            31,336
Property and equipment, net                                          95,476            96,637            76,417
Other assets                                                         75,920            71,563            72,207
                                                                -----------       -----------       -----------
                                                                $ 1,994,907       $ 1,980,757       $ 2,012,931
                                                                ===========       ===========       ===========

                       LIABILITIES AND SHAREHOLDERS EQUITY

Notes payable, senior and subordinated debt (Note 3)            $   982,592       $ 1,005,424       $ 1,092,303
Contractor and trade accounts payable                               110,872           113,574           135,930
Accrued liabilities and other payables                              151,099           158,351           146,801
Home sale deposits                                                  159,547           165,762           166,755
Deferred income taxes (Note 4)                                       56,107            47,030            26,834
Income taxes payable (Note 4)                                        13,290             8,230             9,705
                                                                -----------       -----------       -----------
       Total liabilities                                          1,473,507         1,498,371         1,578,328
                                                                -----------       -----------       -----------

Shareholders' equity:

Common stock, $.001 par value. Authorized 30,000,000 shares;
 issued 18,522,162 shares at December 31, 2000, 18,360,213
 shares at June 30, 2000 and 18,292,128 shares at
 December 31, 1999                                                       18                18                18
 Additional paid-in capital                                         173,626           170,112           170,565
 Retained earnings                                                  355,355           316,240           269,549
                                                                -----------       -----------       -----------
                                                                    528,999           486,370           440,132
 Less deferred compensation                                          (7,599)           (3,984)           (5,529)
                                                                -----------       -----------       -----------
       Total shareholders' equity                                   521,400           482,386           434,603
                                                                -----------       -----------       -----------
                                                                $ 1,994,907       $ 1,980,757       $ 2,012,931
                                                                ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                DECEMBER 31,                DECEMBER 31,
                                                           ----------------------      ----------------------
                                                             2000          1999          2000          1999
                                                           --------      --------      --------      --------
Revenues (Note 5)                                          $486,953      $495,613      $904,611      $905,175
                                                           --------      --------      --------      --------

Costs and expenses (Note 5):
  Home construction, land and other                         375,397       388,808       692,335       702,637
  Selling, general and administrative                        58,924        65,282       116,351       122,221
  Interest (Note 6)                                          17,266        20,133        34,807        37,390
                                                           --------      --------      --------      --------
                                                            451,587       474,223       843,493       862,248
                                                           --------      --------      --------      --------

      Earnings before income taxes                           35,366        21,390        61,118        42,927

Income taxes (Note 4)                                        12,732         7,701        22,003        15,454
                                                           --------      --------      --------      --------

      Net earnings                                         $ 22,634      $ 13,689      $ 39,115      $ 27,473
                                                           ========      ========      ========      ========
Weighted average shares outstanding - basic                  18,482        18,271        18,428        18,247
                                                           ========      ========      ========      ========
Weighted average shares outstanding - assuming dilution      18,934        18,683        18,721        18,655
                                                           ========      ========      ========      ========

Net earnings per share - basic                             $   1.22      $    .75      $   2.12      $   1.51
                                                           ========      ========      ========      ========

Net earning per share - assuming dilution                  $   1.20      $    .73      $   2.09      $   1.47
                                                           ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                         2000             1999
                                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to operating community home sales               $ 810,976        $ 884,807
  Cash received from commercial land and facility sales at operating communities          39,312           25,580
  Cash paid for costs related to home construction at operating communities             (564,327)        (558,351)
                                                                                       ---------        ---------
      Net cash provided by operating community sales activities                          285,961          352,036

  Cash paid for land acquisitions at operating communities                                (6,382)         (19,130)
  Cash paid for lot development at operating communities                                (146,435)        (161,475)
  Cash paid for amenity development at operating communities                             (52,159)        (115,414)
                                                                                       ---------        ---------
      Net cash provided by operating communities                                          80,985           56,017

  Cash paid for costs related to communities in the pre-operating stage                       --          (14,716)
  Cash received from mortgage operations                                                   4,642            4,974
  Cash received/(paid) for residential land development project                              352           (3,056)
  Cash paid for corporate activities                                                     (39,453)         (31,519)
  Interest paid                                                                          (48,686)         (48,914)
  Cash paid for income taxes                                                              (7,013)         (10,997)
                                                                                       ---------        ---------
      NET CASH USED FOR OPERATING ACTIVITIES                                              (9,173)         (48,211)
                                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                     (3,864)          (8,533)
  Investments in life insurance policies                                                  (2,577)          (1,566)
                                                                                       ---------        ---------
      NET CASH USED FOR INVESTING ACTIVITIES                                              (6,441)         (10,099)
                                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                             184,946          189,437
  Repayments of debt                                                                    (190,832)        (154,032)
  Stock repurchases                                                                           (1)              (3)
  Proceeds from exercise of common stock options                                             604              271
                                                                                       ---------        ---------
      NET CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES                                (5,283)          35,673
                                                                                       ---------        ---------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                               (20,897)         (22,637)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                    21,038           22,669
                                                                                       ---------        ---------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                       $     141        $      32
                                                                                       =========        =========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                          2000             1999
                                                                                       ---------        ---------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                                         $  39,115        $  27,473
  Amortization of non-cash common costs in costs and expenses, excluding interest        205,939          213,946
  Amortization of capitalized interest in costs and expenses                              34,807           37,390
  Deferred compensation amortization                                                         692            3,653
  Depreciation and other amortization                                                      5,384            5,890
  Deferred income taxes                                                                    9,077            4,325
  Net increase in home construction costs                                                (28,400)         (24,043)
  Land acquisitions                                                                       (6,382)         (19,130)
  Lot development                                                                       (146,435)        (161,475)
  Amenity development                                                                    (52,159)        (115,414)
  Net change in other assets and liabilities                                             (70,811)         (20,826)
                                                                                       ---------        ---------
      Net cash used for operating activities                                           $  (9,173)       $ (48,211)
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

     The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are:

                                                                     In Thousands
                                                      --------------------------------------------
                                                      December 31,                    December 31,
                                                          2000          June 30,         1999
                                                      (Unaudited)         2000        (Unaudited)
                                                      -----------      ----------     -----------
     Home construction costs                          $  289,190       $  260,790     $  289,411
     Unallocated improvement and amenity costs         1,101,967        1,097,643      1,150,138
     Unallocated capitalized interest                    120,625          105,213         99,092
     Land held for housing                               197,624          205,142        235,726
     Land held for future development or sale             69,447           86,610         58,572
                                                      ----------       ----------     ----------
                                                      $1,778,853       $1,755,398     $1,832,939
                                                      ==========       ==========     ==========

     At December 31, 2000 the Company had 388 completed homes and 855 homes under construction that were not subject to a sales contract. These homes represented $69.9 million of home construction costs at December 31, 2000. At December 31, 1999 the Company had 294 completed homes and 895 homes under construction (representing $52.9 million of home construction costs) that were not subject to a sales contract.

     Included in land held for future development or sale at December 31, 2000 were 256 acres of commercial land and 1,062 acres of residential land that are currently being marketed for sale at the Company's active adult communities. Also included is 573 acres of commercial land currently being marketed for sale at the Company's Anthem Arizona project.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of:

                                                                                       In Thousands
                                                                        -----------------------------------------
                                                                        December 31,                  December 31,
                                                                           2000         June 30,         1999
                                                                        (Unaudited)       2000        (Unaudited)
                                                                        ----------     ----------     ----------
     9 3/4% Senior Subordinated Debentures due 2003, net, unsecured     $   99,109     $   98,903     $   98,698

     9% Senior Subordinated Debentures due 2006, net, unsecured             98,586         98,449         98,312
     9 3/4% Senior Subordinated Debentures due 2008, net, unsecured        146,580        146,338        146,096
     9 3/8% Senior Subordinated Debentures due 2009, net, unsecured        196,113        195,880        195,647
     10 1/4% Senior Subordinated Debentures due 2010, net, unsecured       144,524        144,223        143,922
     Notes payable to banks under a senior revolving credit facility
      and short-term lines of credit, unsecured                            237,000        235,000        346,000
       Real estate and other notes, primarily secured                       60,680         86,631         63,628
                                                                        ----------     ----------     ----------
                                                                        $  982,592     $1,005,424     $1,092,303
                                                                        ==========     ==========     ==========

     At December 31, 2000, under the most restrictive of the covenants in the Company's debt agreements, $86 million of the Company's retained earnings was available for payment of cash dividends and acquisition of stock.

(4)  INCOME TAXES

     The components of income taxes are:

                                              In Thousands
                                               (Unaudited)
                             ----------------------------------------------
                              Three Months Ended         Six Months Ended
                                 December 31,               December 31,
                             --------------------      --------------------
                               2000         1999         2000         1999
                             -------      -------      -------      -------
     Current:
         Federal             $ 4,772      $ 5,207      $12,069      $10,483
         State                   331          321          857          646
                             -------      -------      -------      -------
                               5,103        5,528       12,926       11,129
                             -------      -------      -------      -------
     Deferred:
         Federal               7,123        1,952        8,409        3,809
         State                   506          221          668          516
                             -------      -------      -------      -------
                               7,629        2,173        9,077        4,325
                             -------      -------      -------      -------
                             $12,732      $ 7,701      $22,003      $15,454
                             =======      =======      =======      =======

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  REVENUES AND COSTS AND EXPENSES

     The components of revenues and costs and expenses are:

                                                                   In Thousands
                                                                    (Unaudited)
                                                  -----------------------------------------------
                                                    Three Months Ended         Six Months Ended
                                                       December 31,              December 31,
                                                  ---------------------     ---------------------
                                                    2000         1999         2000         1999
                                                  --------     --------     --------     --------
     Revenues:
       Homebuilding:
         Active adult communities                 $311,614     $318,608     $588,955     $611,227
         Family and country club communities       122,362      139,254      240,155      235,990
                                                  --------     --------     --------     --------
                                                   433,976      457,862      829,110      847,217
         Models/vacation getaway homes
          with long-term leaseback *                    --       14,339           --       24,064
                                                  --------     --------     --------     --------
             Total homebuilding                    433,976      472,201      829,110      871,281
       Land and facility sales                      44,846       19,234       61,339       25,649
       Other                                         8,131        4,178       14,162        8,245
                                                  --------     --------     --------     --------
                                                  $486,953     $495,613     $904,611     $905,175
                                                  ========     ========     ========     ========

     * For the three and six months ended December 31, 1999, revenues (in thousands) from the sale of models/vacation getaway homes with long-term leasebacks are net of deferred profits of $6,324 and $10,110, respectively. These deferred profits are being amortized as reductions of selling, general and administrative expenses over the leaseback periods, offsetting substantially all of the related rent expense.

                                                                           In Thousands
                                                                            (Unaudited)
                                                          -----------------------------------------------
                                                            Three Months Ended        Six Months Ended
                                                               December 31,             December 31,
                                                          ---------------------     ---------------------
                                                            2000         1999         2000         1999
                                                          --------     --------     --------     --------
     Costs and expenses:
       Home construction and land:
         Active adult communities                         $232,388     $240,846     $440,929     $461,259
         Family and country club communities                96,034      112,348      188,576      189,964
                                                          --------     --------     --------     --------
                                                           328,422      353,194      629,505      651,223
         Models/vacation getaway homes with
          long-term leaseback                                   --       14,339           --       24,064
                                                          --------     --------     --------     --------
             Total homebuilding                            328,422      367,533      629,505      675,287
       Cost of land and facility sales                      40,447       18,263       50,073       21,557
       Other cost of sales                                   6,528        3,012       12,757        5,793
                                                          --------     --------     --------     --------
             Total home construction, land and other       375,397      388,808      692,335      702,637

       Selling, general and administrative                  58,924       65,282      116,351      122,221
       Interest                                             17,266       20,133       34,807       37,390
                                                          --------     --------     --------     --------
                                                          $451,587     $474,223     $843,493     $862,248
                                                          ========     ========     ========     ========

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  INTEREST

     The following table shows the components of interest:

                                                                         In Thousands
                                                                          (Unaudited)
                                                         ---------------------------------------------
                                                          Three Months Ended        Six Months Ended
                                                             December 31,             December 31,
                                                         --------------------     --------------------
                                                           2000        1999         2000        1999
                                                         --------     -------     --------     -------
     Interest incurred and capitalized                   $ 24,943     $26,406     $ 50,219     $51,475
                                                         ========     =======     ========     =======
     Allocation of capitalized interest
       in costs and expenses                             $ 17,266     $20,133     $ 34,807     $37,390
                                                         ========     =======     ========     =======
     Unallocated capitalized interest included in
      real estate inventories at period end              $120,625     $99,092     $120,625     $99,092
                                                         ========     =======     ========     =======
     Interest income                                     $    167     $   183     $    378     $   434
                                                         ========     =======     ========     =======

     Interest income is included in other revenues.

(7)  SEGMENT INFORMATION

     The Company conducts its operations in two primary segments in Arizona, California, Florida, Illinois, Nevada, South Carolina and Texas. Active adult communities (primarily its "Sun City" communities) are generally large-scale, master planned communities with extensive amenities for people age 55 and over. The Company's family and country club communities are open to people of all ages and are generally developed in metropolitan or market areas in which the Company is developing active adult communities. Within its communities, the Company has usually been the exclusive builder of homes.

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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  SEGMENT INFORMATION (CONTINUED)

                                                                           In Thousands
                                                                            (Unaudited)
                                                 --------------------------------------------------------------
                                                      Three Months Ended                 Six Months Ended
                                                         December 31,                      December 31,
                                                 ----------------------------      ----------------------------
                                                     2000             1999             2000             1999
                                                 -----------      -----------      -----------      -----------
     Revenues:
         Active adult communities                $   320,027      $   333,677      $   605,912      $   637,693
         Family and country club communities         143,610          160,761          274,126          265,191
         Corporate and other                          23,316            1,175           24,573            2,291
                                                 -----------      -----------      -----------      -----------
                                                 $   486,953      $   495,613      $   904,611      $   905,175
                                                 ===========      ===========      ===========      ===========
     EBIT:
         Active adult communities                $    53,146      $    45,088      $    95,382      $    88,357
         Family and country club communities          23,317           15,584           42,206           27,668
         Corporate and other                         (23,831)         (19,149)         (41,663)         (35,708)
                                                 -----------      -----------      -----------      -----------
                                                 $    52,632      $    41,523      $    95,925      $    80,317
                                                 ===========      ===========      ===========      ===========
     Allocation of Capitalized Interest:
         Active adult communities                $    11,470      $    14,121      $    23,434      $    27,151
         Family and country club communities           5,796            6,012           11,373           10,239
         Corporate and other                              --               --               --               --
                                                 -----------      -----------      -----------      -----------
                                                 $    17,266      $    20,133      $    34,807      $    37,390
                                                 ===========      ===========      ===========      ===========
     Expenditures for Real Estate Inventories:
         Active adult communities                $   238,762      $   271,252      $   464,394      $   530,470
         Family and country club communities         103,315          135,907          193,458          250,431
         Corporate and other                              52            1,334              183            3,446
                                                 -----------      -----------      -----------      -----------
                                                 $   342,129      $   408,493      $   658,035      $   784,347
                                                 ===========      ===========      ===========      ===========
     Purchases of Property and Equipment:
         Active adult communities                $        --      $     1,708      $        --      $     3,298
         Family and country club communities             827              185              912              389
         Corporate and other                           1,479            2,634            2,952            4,846
                                                 -----------      -----------      -----------      -----------
                                                 $     2,306      $     4,527      $     3,864      $     8,533
                                                 ===========      ===========      ===========      ===========
     Depreciation and Other Amortization:
         Active adult communities                $       904      $       894      $     1,916      $     2,081
         Family and country club communities             549              131              939              258
         Corporate and other                           1,280            2,065            2,529            3,551
                                                 -----------      -----------      -----------      -----------
                                                 $     2,733      $     3,090      $     5,384      $     5,890
                                                 ===========      ===========      ===========      ===========
     Assets at Period End:
         Active adult communities                $ 1,408,257      $ 1,314,678      $ 1,408,257      $ 1,314,678
         Family and country club communities         474,854          492,200          474,854          492,200
         Corporate and other                         111,796          206,053          111,796          206,053
                                                 -----------      -----------      -----------      -----------
                                                 $ 1,994,907      $ 2,012,913      $ 1,994,907      $ 2,012,931
                                                 ===========      ===========      ===========      ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission.

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

                                             THREE MONTHS                            SIX MONTHS
                                                ENDED                                   ENDED
                                             DECEMBER 31,          CHANGE           DECEMBER 31,         CHANGE
                                           ---------------     ----------------    --------------    ----------------
                                            2000      1999     AMOUNT   PERCENT    2000      1999    AMOUNT   PERCENT
                                            ----      ----     ------   -------    ----      ----    ------   -------
OPERATING DATA:
  Number of net new orders:
   Active adult communities:
    Sun City Grand                            191      251      (60)    (23.9%)      408      569    (161)   (28.3%)
    Sun Cities Las Vegas                      240      232        8       3.4%       591      486     105     21.6%
    Sun City Palm Desert                      122       79       43      54.4%       220      160      60     37.5%
    Sun Cities Northern California            219      136       83      61.0%       456      274     182     66.4%
    Sun City Hilton Head                       58       78      (20)    (25.6%)      128      175     (47)   (26.9%)
    Sun City Texas                             77       52       25      48.1%       159      137      22     16.1%
    Sun City at Huntley                        68       76       (8)    (10.5%)      189      193      (4)    (2.1%)
    Florida communities                        76       63       13      20.6%       153      149       4      2.7%
    Other communities                          50       77      (27)    (35.1%)      102      205    (103)   (50.2%)
                                            -----    -----      ---      ----      -----    -----    ----     ----
        Total active adult communities      1,101    1,044       57       5.5%     2,406    2,348      58      2.5%
                                            -----    -----      ---      ----      -----    -----    ----     ----
  Family and country club communities:
    Arizona country club communities           69       63        6       9.5%       121      106      15     14.2%
    Nevada country club communities            64       54       10      18.5%       125      111      14     12.6%
    Arizona family communities                198      205       (7)     (3.4%)      440      439       1      0.2%
    Nevada family communities                  52       63      (11)    (17.5%)       96      117     (21)   (17.9%)
                                            -----    -----      ---      ----      -----    -----    ----     ----
        Total family and country club
          Communities                         383      385       (2)     (0.5%)      782      773       9      1.2%
                                            -----    -----      ---      ----      -----    -----    ----     ----
            Total                           1,484    1,429       55       3.8%     3,188    3,121      67      2.1%
                                            =====    =====      ===      ====      =====    =====    ====     ====

Included in net new orders for the three and six months ended December 31, 1999 were models and vacation getaway homes sold with long-term leasebacks. Sun City Grand had 31 such net new orders for the three month period and 145 for the six month period. The Sun Cities Las Vegas had 12 and 30 for the three and six months, respectively. The Nevada country club communities had 0 and 13 for the three and six month periods, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                             THREE MONTHS                            SIX MONTHS
                                                ENDED                                   ENDED
                                             DECEMBER 31,          CHANGE           DECEMBER 31,         CHANGE
                                           ---------------     ----------------    --------------    ----------------
                                            2000      1999     AMOUNT   PERCENT    2000      1999    AMOUNT   PERCENT
                                            ----      ----     ------   -------    ----      ----    ------   -------
OPERATING DATA:
  Number of home closings:
   Active adult communities:
    Sun City Grand                           272       420      (148)   (35.2%)      574      757     (183)   (24.2%)
    Sun Cities Las Vegas                     343       261        82     31.4%       602      512       90     17.6%
    Sun City Palm Desert                     107       114        (7)    (6.1%)      217      249      (32)   (12.9%)
    Sun Cities Northern California           215       211         4      1.9%       371      340       31      9.1%
    Sun City Hilton Head                      70       118       (48)   (40.7%)      135      213      (78)   (36.6%)
    Sun City Texas                            70        74        (4)    (5.4%)      120      133      (13)    (9.8%)
    Sun City at Huntley                       78       188      (110)   (58.5%)      153      414     (261)   (63.0%)
    Florida communities                       58        63        (5)    (7.9%)      120      129       (9)    (7.0%)
    Other communities                         48        72       (24)   (33.3%)      132      150      (18)   (12.0%)
                                           -----     -----      ----    -----      -----    -----     ----    -----
        Total active adult communities     1,261     1,521      (260)   (17.1%)    2,424    2,897     (473)   (16.3%)
                                           -----     -----      ----    -----      -----    -----     ----    -----

  Family and country club communities:
    Arizona country club communities          84        90        (6)    (6.7%)      179      107       72     67.3%
    Nevada country club communities           69        68         1      1.5%       106      123      (17)   (13.8%)
    Arizona family communities               228       328      (100)   (30.5%)      466      552      (86)   (15.6%)
    Nevada family communities                 45       115       (70)   (60.9%)      121      251     (130)   (51.8%)
                                           -----     -----      ----    -----      -----    -----     ----    -----
        Total family and country club
          communities                        426       601      (175)   (29.1%)      872    1,033     (161)   (15.6%)
                                           -----     -----      ----    -----      -----    -----     ----    -----
            Total                          1,687     2,122      (435)   (20.5%)    3,296    3,930     (634)   (16.1%)
                                           =====     =====      ====    =====      =====    =====     ====    =====

Included in home closings for the three and six months ended December 31, 1999 were models and vacation getaway homes sold with long-term leasebacks. Profits on the closings of these units were deferred and are being amortized as reductions of selling, general and administrative expenses over the leaseback periods, offsetting substantially all of the related rent expense. Sun City Grand had 93 such home closings for the three months and 125 for the six months. The Sun Cities Las Vegas had 9 and 27 for the three and six months, respectively. The Nevada country club communities had 5 and 13 for the three and six months, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                       AT DECEMBER 31,             CHANGE
                                                     ------------------      --------------------
                                                      2000        1999        AMOUNT     PERCENT
                                                      ----        ----        ------     -------
BACKLOG DATA:
Homes under contract:
 Active adult communities:
  Sun City Grand                                        395         546        (151)      (27.7%)
  Sun Cities Las Vegas                                  532         519          13         2.5%
  Sun City Palm Desert                                  249         195          54        27.7%
  Sun Cities Northern California                        481         342         139        40.6%
  Sun City Hilton Head                                  131         156         (25)      (16.0%)
  Sun City Texas                                        257         162          95        58.6%
  Sun City at Huntley                                   181         284        (103)      (36.3%)
  Florida communities                                   242         153          89        58.2%
  Other communities                                     103         223        (120)      (53.8%)
                                                     ------      ------       -----       -----
      Total active adult communities                  2,571       2,580          (9)      (0.3%)
                                                     ------      ------       -----       -----
 Family and country club communities:
  Arizona country club communities                      176         243         (67)      (27.6%)
  Nevada country club communities                       182         123          59        48.0%
  Arizona family communities                            484         614        (130)      (21.2%)
  Nevada family communities                              90         115         (25)      (21.7%)
                                                     ------      ------       -----       -----
        Total family and country club communities       932       1,095        (163)      (14.9%)
                                                     ------      ------       -----       -----
          Total                                       3,503       3,675        (172)       (4.7%)
                                                     ======      ======       =====       =====
Aggregate contract sales amount
 (dollars in millions)                               $  948      $  917       $  31         3.4%
                                                     ======      ======       =====       =====
Average contract sales amount per home
 (dollars in thousands)                              $  271      $  250       $  21         8.4%
                                                     ======      ======       =====       =====

Included in backlog at December 31, 1999 were models and vacation getaway homes sold with long term leasebacks. Sun City Grand had 20 such homes in backlog.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                             THREE MONTHS                               SIX MONTHS
                                                 ENDED                                    ENDED
                                             DECEMBER 31,          CHANGE              DECEMBER 31,           CHANGE
                                         -------------------    ----------------    ------------------    ----------------
                                           2000       1999      AMOUNT   PERCENT     2000      1999       AMOUNT   PERCENT
                                           ----       ----      ------   -------     ----      ----       ------   -------
AVERAGE REVENUE PER HOME CLOSING:
 Active adult communities:
  Sun City Grand                         $212,900   $167,600    45,300    27.0%    $206,700   $173,400    33,300    19.2%
  Sun Cities Las Vegas                    239,100    238,900       200     0.1%     233,600    229,200     4,400     1.9%
  Sun City Palm Desert                    327,300    278,400    48,900    17.6%     323,900    276,900    47,000    17.0%
  Sun Cities Northern California          311,500    278,300    33,200    11.9%     307,000    278,100    28,900    10.4%
  Sun City Hilton Head                    230,800    188,100    42,700    22.7%     241,700    198,800    42,900    21.6%
  Sun City Texas                          266,900    229,400    37,500    16.3%     247,000    226,800    20,200     8.9%
  Sun City at Huntley                     241,400    230,600    10,800     4.7%     253,100    232,300    20,800     9.0%
  Florida communities                     151,100    141,500     9,600     6.8%     151,200    137,600    13,600     9.9%
  Other communities                       151,500    212,800   (61,300)   (28.8%)   199,600    202,300    (2,700)   (1.3%)
      Average active adult communities    247,100    216,900    30,200    13.9%     243,000    217,100    25,900    11.9%

 Family and country club communities:
  Arizona country club communities        345,400    257,000    88,400    34.4%     339,400    250,700    88,700    35.4%
  Nevada country club communities         393,400    413,000   (19,600)   (4.7%)    425,800    420,800     5,000     1.2%
  Arizona family communities              245,200    209,000    36,200    17.3%     234,500    208,500    26,000    12.5%
  Nevada family communities               228,800    195,200    33,600    17.2%     206,400    194,200    12,200     6.3%
  Average family and country club
   communities                            287,200    236,600    50,600    21.4%     275,400    234,600    40,800    17.4%
      Total average                      $257,200   $222,500    34,700    15.6%    $251,600   $221,700    29,900    13.5%
                                         ========   ========   =======    ====     ========   ========   =======    ====

Average revenue per home closing for the models and vacation getaway homes with long-term leasebacks at Sun City Grand was $88,800 and $90,900 for the three and six months respectively ended December 31, 1999. At the Sun Cities Las Vegas, the average revenue for these home closings was $346,200 for the three months and $233,500 for the six months. At the Nevada country club communities, the average revenue for these home closings was $593,800 for the three months and $492,100 for the six months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                   THREE MONTHS                        SIX MONTHS
                                                       ENDED                             ENDED
                                                   DECEMBER 31,        CHANGE         DECEMBER 31,       CHANGE
                                                  -------------   ----------------   -------------   ---------------
                                                  2000    1999    AMOUNT   PERCENT   2000    1999    AMOUNT  PERCENT
                                                  ----    ----    ------   -------   ----    ----    ------  -------
OPERATING STATISTICS:
 Costs and expenses as a percentage of revenues:
  Home construction, land and other               77.1%   78.4%   (1.3%)    (1.7%)   76.5%   77.6%   (1.1%)  (1.4%)
  Selling, general and administrative             12.1%   13.2%   (1.1%)    (8.3%)   12.9%   13.5%   (0.6%)  (4.4%)
  Interest                                         3.5%    4.1%   (0.6%)   (14.6%)    3.8%    4.1%   (0.3%)  (7.3%)
                                                  ====    ====    ====     =====     ====    ====    ====    ====

NOTES:

New orders are net of cancellations. The Company recognizes revenue at close of escrow.

The Sun Cities Las Vegas include Sun City  Summerlin (the last home closed April
2000), Sun City MacDonald Ranch and Sun City Anthem.

The Sun Cities Northern California include Sun City Roseville (the last home closed March 2000) and Sun City Lincoln Hills.

Other active adult communities represent two smaller-scale communities in Arizona and California.

Home closings began at Anthem Country Club Arizona in September 1999.

A substantial majority of the backlog at December 31, 2000 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the six months ended December 31, 2000 and 1999, cancellations of home sales orders as a percentage of new home sales orders written during the period were 14.7 percent and 15.4 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES. Total revenues decreased to $487.0 million for the three months ended December 31, 2000 from $495.6 million for the three months ended December 31, 1999. The 1999 quarter included $14.3 million of revenues from models and vacation getaway homes sold with long-term leasebacks. There were no such sale/leasebacks in the 2000 quarter.

Exclusive of closings of models and vacation getaway homes, active adult community homebuilding revenues decreased to $311.6 million for the 2000 quarter from $318.6 for the 1999 quarter. This decrease was primarily attributable to decreased closings at Sun City Grand, Sun City Hilton Head and Sun City at Huntley.

Exclusive of closings of models, family and country club community homebuilding revenues decreased to $122.4 million for the 2000 quarter from $139.3 million for the 1999 quarter. The decrease was primarily attributable to decreased closings in the Arizona family communities (due to fewer subdivisions) and the Nevada family communities (due to closing out these operations).

The effect of the decrease in the number of home closings was partially offset by an increase in average revenue per home closing, which increased nearly 14 percent in active adult communities and 21 percent in family and country club communities.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $375.4 million for the 2000 quarter from $388.8 million for the 1999 quarter was largely due to the decrease in home closings.

As a percentage of revenues, these costs decreased to 77.1 percent for the 2000 quarter from 78.4 percent for the 1999 quarter. This cost decrease as a percentage of revenues was primarily due to an increase in homebuilding gross margin to 24.3 percent for the 2000 quarter from 22.2 percent for the 1999 quarter. Of this total 2.1 percent increase, 0.7 percent was attributable to deferred profit recognition in the 1999 quarter on the sale and long-term leaseback of 107 model and vacation getaway homes at three of the Company's communities. The balance was largely attributable to price increases that have been effected over the past 12 months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 12.1 percent for the 2000 quarter from 13.2 percent for the 1999 quarter. The decrease is primarily attributable to results of efforts to cut costs and improve the efficiency of operations. The results for three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

INTEREST. As a percentage of revenues, allocation of capitalized interest to costs and expenses decreased to 3.5 percent for the 2000 quarter from 4.1 percent for the 1999 quarter. This decrease is attributable to expected lower future debt levels from this expectation in the prior year.

INCOME TAXES. The increase in income taxes to $12.7 million for the 2000 quarter from $7.7 million in the 1999 quarter was proportionate to the increase in earnings before income taxes. The effective tax rate in both quarters was 36 percent.

NET EARNINGS. The increase in net earnings to $22.6 million for the 2000 quarter from $13.7 million for the 1999 quarter was primarily attributable to increased gross margin from land sales, lower selling, general and administrative expenses and lower interest amortized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


NET NEW ORDER ACTIVITY AND BACKLOG.  Net new orders in the 2000 quarter were 3.8
percent   higher  than  in  the  1999  quarter.   This  increase  was  primarily
attributable to the following:

     *    Strong demand at Sun City Palm Desert;

     * Strong demand at Sun City Lincoln Hills resulted in increase at the Sun Cities Northern California;

     *    Strong demand at Sun City Texas.

Offsetting decreases were attributable to the following:

     * In the 1999 quarter, 40 models and vacation getaway homes (primarily at Sun City Grand) sold with long-term leasebacks and no such sale/leasebacks occurred in the 2000 quarter;

     * Clover Springs (part of Other Active Adult Communities) contributed 26 net new orders in the 1999 quarter and no new orders in the 2000 quarter;

     *    Decreased net new orders Sun City Grand and Sun City Hilton Head.

Due to increased sales prices, the dollar amount of homes under contract at December 31, 2000 was 3.4 percent higher than at December 31, 1999, while the number of homes in backlog was 4.7 percent lower. The unit backlog decrease was attributable to the following:

     *    Satisfaction of prior-year pent-up demand at Sun City at Huntley;

     *    Company's decision to cease family community operations in Nevada;

     * Reduction in the number of family community subdivisions in the Phoenix area;

     * Decreased net new orders at Clover Springs, Sun City Grand and Sun City Hilton Head, discussed above.

SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES. Total revenues decreased to $904.6 million for the six months ended December 31, 2000 from $905.2 million for the six months ended December 31, 1999. The 1999 six months included $24.1 million of revenues from models and vacation getaway homes sold with long-term leasebacks. There were no such sale/leasebacks in the 2000 six months.

Exclusive of closings of models and vacation getaway homes, active adult community homebuilding revenues decreased to $589.0 million for the 2000 period from $611.2 million for the 1999 period. The principal reasons for this decrease were decreased closings at Sun City at Huntley, Sun City Hilton Head and Sun City Grand.

Exclusive of closings of models, family and country club community homebuilding revenues increased to $240.2 million for the 2000 period from $236.0 million for the 1999 period. The increase was primarily attributable to an increase in the average revenue per unit from $234,600 in the 1999 period to $275,400 in the 2000 period.

The effect of the decrease in the number of home closings was partially offset by an increase in average revenue per home closing, which increased nearly 12 percent in active adult communities and 17 percent in family and country club communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $692.3 million for the 2000 period from $702.6 million for the 1999 period was largely due to the decrease in home closings. As a percentage of revenues, these costs decreased to 76.5 percent for the 2000 period from 77.6 percent for the 1999 period.

This cost decrease as a percentage of revenues was primarily due to an increase in homebuilding gross margin from 22.5 percent for the 1999 period to 24.1 percent for the 2000 period. Of this total 1.6 percent increase in homebuilding gross margin, 0.6 percent was attributable to deferred profit recognition in the 1999 period on the sale and long-term leaseback of 165 model and vacation getaway homes at three of the Company's communities. The balance of the increase in homebuilding gross margin was largely attributable to price increases that have been effected over the past 12 months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses decreased to 12.9 percent for the 2000 period from 13.5 percent for the 1999 period. This decrease is primarily attributable to results of efforts to cut costs and improve the efficiencies of operations. The results for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

INTEREST. As a percentage of revenues, allocation of capitalized interest decreased to 3.8 percent for the 2000 period from 4.1 percent for the 1999 period. This decrease is attributable to expected lower future debt levels from this expectation in the prior year.

INCOME TAXES. The increase in income taxes to $22.0 million for the 2000 period from $15.5 million in the 1999 period was due to the increase in earnings before income taxes. The effective tax rate in both periods was 36 percent.

NET EARNINGS. The increase in net earnings to $39.1 million for the 2000 period from $27.5 million for the 1999 period was primarily attributable to increased gross margin from land sales, lower selling, general and administrative expenses and lower interest amortized.

NET NEW ORDER ACTIVITY. Net new orders in the 2000 period were 2.1 percent higher than in the 1999 period. This increase is attributable to the following:

     *    Strong demand at Sun City Palm Desert;

     * Strong demand at Sun City Anthem resulted in the increase at the Sun Cities Las Vegas;

     * Strong demand at Sun City Lincoln Hills resulted in the increase at the Sun Cities Northern California.

Offsetting decreases were attributable to the following:

     * In the 1999 period, 185 models and vacation getaway homes (primarily at Sun City Grand) sold with long-term leasebacks and no such sale/leasebacks occurred in the 2000 period;

     * Clover Springs (part of Other Active Adult Communities) contributed 119 net new orders in the 1999 period but only 1 new order in the 2000 period;

     *    Decreased net new orders at Sun City Grand and Sun City Hilton Head .

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND FINANCIAL CONDITION OF THE COMPANY

The cash flow for each community can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development or expansion require significant cash outlays for, among other things, acquiring tracts of land, obtaining development approvals, developing land and lots and constructing project infrastructure (such as roads and utilities), recreation centers, golf courses, model homes and sales facilities. Since these costs are capitalized, this can result in income reported for financial statement purposes during those initial years significantly exceeding cash flow. However, after the initial years of development or expansion, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include allocation charges for substantial previously expended costs.

During the 2000 period the Company generated $286 million of net cash from operating community sales activities, used $205 million for land and lot and amenity development at operating communities, and used $90 million for interest, income taxes and other operating activities. The resulting $9 million of net cash used for operating activities was funded mainly through borrowings under the Company's $500 million senior unsecured revolving credit facility.

Real estate development is dependent on, among other things, the availability and cost of financing. In periods of significant growth, the Company requires significant additional capital resources.

In fiscal 1999 and fiscal 2000, the Company had several new communities under development. Primarily as a result of public debt offerings and borrowings to fund these development expenditures, the Company has considerably more indebtedness and was considerably more highly leveraged throughout fiscal 1999 and most of fiscal 2000 than it has been in recent years. The Company has reduced its leverage with debt to total capitalization declining from 71.5 percent at December 31, 1999 to 65.3 percent at December 31, 2000 as a result of debt repayments and an increase in retained earnings.

The Company expects to have adequate capital resources to meet its needs for the next 12 months. If there is a significant downturn in anticipated operations, however, the Company will need to modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, delaying development expenditures at its communities.

At December 31, 2000, under the most restrictive of the covenants in the debt agreements, $86 million of the retained earnings was available for payment of cash dividends and the acquisition of stock.

FORWARD LOOKING INFORMATION:  CERTAIN CAUTIONARY STATEMENTS

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties, and actual results may differ materially. Certain forward looking statements are based on assumptions which may not prove to be accurate. Risks and uncertainties include risks associated with: the cyclical nature of real estate operations; land acquisition and development; the ability to successfully implement new strategic initiatives; government regulations; growth management and environmental considerations; geographic concentration; financing and leverage; interest rate fluctuations; construction labor and material costs; energy sources; future communities and new geographic markets; legal matters; natural risks; and other matters set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.


                                        DEL WEBB CORPORATION
                                        (REGISTRANT)


Date: February 12, 2001                 /s/ LeRoy C. Hanneman, Jr.
                                        -----------------------------------
                                        LeRoy C. Hanneman, Jr.
                                        Chief Executive Officer


Date: February 12, 2001                 /s/ John A. Spencer
                                        -----------------------------------
                                        John A. Spencer
                                        Executive Vice President and
                                        Chief Financial Officer