Form 10-Q
period 2001-03-31
DEL WEBB CORP
filed 2001-05-15
CIK 105189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 2001.

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

                               Yes [X]     No [ ]

As of April 30, 2001 Registrant had outstanding 18,708,294 shares of common stock.

                              DEL WEBB CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2001


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              Page

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of March 31, 2001,
                 June 30, 2000 and March 31, 2000..............................1

               Consolidated Statements of Earnings for the three and nine months ended March 31, 2001 and 2000..........................2

               Consolidated Statements of Cash Flows for the nine
                 months ended March 31, 2001 and 2000..........................3

               Notes to Consolidated Financial Statements......................5

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................10

PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K...............................20

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              March 31,       June 30,      March 31,
                                                                2001           2000           2000
                                                             -----------    -----------    -----------
                                                             (Unaudited)                   (Unaudited)
                                     ASSETS

Real estate inventories (Notes 2, 3 and 6)                   $ 1,807,251    $ 1,755,398    $ 1,856,368
Cash and short-term investments                                    4,128         21,038         17,006
Receivables                                                       60,195         36,121         36,674
Property and equipment, net                                       95,986         96,637         91,251
Other assets                                                      77,411         71,563         74,102
                                                             -----------    -----------    -----------
                                                             $ 2,044,971    $ 1,980,757    $ 2,075,401
                                                             ===========    ===========    ===========

                       LIABILITIES AND SHAREHOLDERS EQUITY

Notes payable, senior and subordinated debt (Note 3)         $ 1,042,232    $ 1,005,424    $ 1,162,014
Contractor and trade accounts payable                             90,560        113,574        119,556
Accrued liabilities and other payables                           140,050        158,351        136,413
Home sale deposits                                               156,082        165,762        161,118
Deferred income taxes (Note 4)                                    64,224         47,030         42,908
Income taxes payable (Note 4)                                      5,693          8,230          1,987
                                                             -----------    -----------    -----------
     Total liabilities                                         1,498,841      1,498,371      1,623,996
                                                             -----------    -----------    -----------

Shareholders' equity:

  Common stock, $.001 par value. Authorized 30,000,000
    shares; issued 18,708,191 shares at March 31, 2001,
    18,360,213 shares at June 30, 2000 and 18,328,258
    shares at March 31, 2000                                          18             18             18
  Additional paid-in capital                                     176,860        170,112        170,326
  Retained earnings                                              376,454        316,240        285,535
                                                             -----------    -----------    -----------
                                                                 553,332        486,370        455,879
  Less deferred compensation                                      (7,202)        (3,984)        (4,474)
                                                             -----------    -----------    -----------
    Total shareholders' equity                                   546,130        482,386        451,405
                                                             -----------    -----------    -----------
                                                             $ 2,044,971    $ 1,980,757    $ 2,075,401
                                                             ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended             Nine Months Ended
                                                      March 31,                     March 31,
                                              -------------------------     -------------------------
                                                 2001           2000           2001           2000
                                              ----------     ----------     ----------     ----------
Revenues (Note 5)                             $  429,217     $  499,799     $1,333,828     $1,404,974
                                              ----------     ----------     ----------     ----------
Costs and expenses (Note 5):
  Home construction, land and other              319,808        384,933      1,012,143      1,087,570
  Selling, general and administrative             63,577         67,930        179,928        190,151
  Interest (Note 6)                               15,992         21,958         50,799         59,348
                                              ----------     ----------     ----------     ----------
                                                 399,377        474,821      1,242,870      1,337,069
                                              ----------     ----------     ----------     ----------
      Earnings before income taxes                29,840         24,978         90,958         67,905

Income taxes (Note 4)                              8,742          8,992         30,745         24,446
                                              ----------     ----------     ----------     ----------

      Net earnings                            $   21,098     $   15,986     $   60,213     $   43,459
                                              ==========     ==========     ==========     ==========

Weighted average shares
  outstanding - basic                             18,607         18,319         18,488         18,271
                                              ==========     ==========     ==========     ==========
Weighted average shares
  outstanding - assuming dilution                 19,182         18,530         18,934         18,598
                                              ==========     ==========     ==========     ==========

Net earnings per share - basic                $     1.13     $      .87     $     3.26     $     2.38
                                              ==========     ==========     ==========     ==========
Net earning per share - assuming dilution     $     1.10     $      .86     $     3.18     $     2.34
                                              ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                   --------------------------
                                                                                      2001           2000
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers related to operating community home sales           $ 1,216,685    $ 1,344,579
  Cash received from commercial land and facility sales at operating communities        51,958         49,618
  Cash paid for costs related to home construction at operating communities           (860,899)      (866,202)
                                                                                   -----------    -----------
      Net cash provided by operating community sales activities                        407,744        527,995
  Cash paid for land acquisitions at operating communities                             (12,393)       (38,063)
  Cash paid for lot development at operating communities                              (208,501)      (231,810)
  Cash paid for amenity development at operating communities                           (75,528)      (169,865)
                                                                                   -----------    -----------
      Net cash provided by operating communities                                       111,322         88,257

  Cash paid for costs related to communities in the pre-operating stage                     --        (14,716)
  Cash received/paid for mortgage operations                                           (10,256)         5,176
  Cash received/paid for residential land development project                            1,399         (1,907)
  Cash paid for corporate activities                                                   (72,208)       (58,046)
  Interest paid                                                                        (80,778)       (82,674)
  Cash paid for income taxes                                                           (14,866)       (10,997)
                                                                                   -----------    -----------
      NET CASH USED FOR OPERATING ACTIVITIES                                           (65,387)       (74,907)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (7,109)       (13,177)
  Investments in life insurance policies                                                (1,783)        (1,821)
                                                                                   -----------    -----------
      NET CASH USED FOR INVESTING ACTIVITIES                                            (8,892)       (14,998)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                                           344,474        340,797
  Repayments of debt                                                                  (290,885)      (257,319)
  Proceeds from exercise of common stock options and stock repurchases                   3,780            764
                                                                                   -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         57,369         84,242
                                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                             (16,910)        (5,663)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                  21,038         22,669
                                                                                   -----------    -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                   $     4,128    $    17,006
                                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                      DEL WEBB CORPORATION AND SUBIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                            ----------------------
                                                                               2001         2000
                                                                            ---------    ---------
Reconciliation of net earnings to net cash used for operating activities:
  Net earnings                                                              $  60,213    $  43,459
  Amortization of non-cash common costs in costs and expenses,
    excluding interest                                                        300,378      340,937
  Amortization of capitalized interest in costs and expenses                   50,799       59,348
  Deferred compensation amortization                                            1,022        4,024
  Depreciation and other amortization                                           8,291        9,678
  Deferred income taxes                                                        17,193       13,163
  Net increase in home construction costs                                     (45,644)     (41,467)
  Land acquisitions                                                           (12,393)     (38,063)
  Lot development                                                            (208,501)    (231,810)
  Amenity development                                                         (75,528)    (169,865)
  Net change in other assets and liabilities                                 (161,217)     (64,311)
                                                                            ---------    ---------
      Net cash used for operating activities                                $ (65,387)   $ (74,907)
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

     The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  REAL ESTATE INVENTORIES

     The components of real estate inventories are:

                                                               In Thousands
                                                  --------------------------------------
                                                   March 31,     June 30,      March 31,
                                                     2001          2000          2000
                                                  ----------    ----------    ----------
                                                  (Unaudited)                 (Unaudited)
     Home construction costs                      $  306,434    $  260,790    $  306,835
     Unallocated improvement and amenity costs     1,093,253     1,097,643     1,158,704
     Unallocated capitalized interest                129,243       105,213       103,305
     Land held for housing                           188,089       205,142       232,535
     Land held for future development or sale         90,232        86,610        54,989
                                                  ----------    ----------    ----------
                                                  $1,807,251    $1,755,398    $1,856,368
                                                  ==========    ==========    ==========

     At March 31, 2001 the Company had 415 completed homes and 776 homes under construction that were not subject to a sales contract. These homes represented $69.1 million of home construction costs at March 31, 2001. At March 31, 2000 the Company had 329 completed homes and 823 homes under construction (representing $61.4 million of home construction costs) that were not subject to a sales contract.

     Included in land held for future development or sale at March 31, 2001 were 170 acres of commercial land and 1,041 acres of residential land that are currently being marketed for sale at the Company's active adult communities. Also included is 531 acres of commercial land currently being marketed for sale at the Company's Anthem Arizona project.

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of:

                                                                       In Thousands
                                                          --------------------------------------
                                                           March 31,     June 30,      March 31,
                                                             2001          2000          2000
                                                          ----------    ----------    ----------
                                                          (Unaudited)                 (Unaudited)
     9 3/4% Senior Subordinated Debentures due 2003,      $   99,212    $   98,903    $   98,801
       net, unsecured
     9% Senior Subordinated Debentures due 2006,
       net, unsecured                                         98,654        98,449        98,381
     9 3/4% Senior Subordinated Debentures due 2008,
       net, unsecured                                        146,701       146,338       146,217
     9 3/8% Senior Subordinated Debentures due 2009,
       net, unsecured                                        196,230       195,880       195,763
     10 1/4% Senior Subordinated Debentures due 2010,
       net, unsecured                                        144,674       144,223       144,073
     Notes payable to banks under a senior revolving
       credit facility and short-term lines of credit,
       unsecured                                             293,848       235,000       393,334
     Real estate and other notes, primarily secured           62,913        86,631        85,445
                                                          ----------    ----------    ----------
                                                          $1,042,232    $1,005,424    $1,162,014
                                                          ==========    ==========    ==========

     At March 31, 2001, under the most restrictive of the covenants in the Company's debt agreements, $95 million of the Company's retained earnings was available for payment of cash dividends and acquisition of stock.

(4)  INCOME TAXES

     The components of income taxes are:

                                             In Thousands
                                             (Unaudited)
                            ----------------------------------------------
                             Three Months Ended         Nine Months Ended
                                  March 31,                 March 31,
                            ---------------------     --------------------
                              2001         2000         2001        2000
                            --------     --------     --------    --------
     Current:
       Federal              $    475     $ (6,752)    $ 12,544    $  3,731
       State                     150         (329)       1,008         317
                            --------     --------     --------    --------
                                 625       (7,081)      13,552       4,048
                            --------     --------     --------    --------
     Deferred:
       Federal                 7,436       17,398       15,844      21,207
       State                     681       (1,325)       1,349        (809)
                            --------     --------     --------    --------
                               8,117       16,073       17,193      20,398
                            --------     --------     --------    --------
                            $  8,742     $  8,992     $ 30,745    $ 24,446
                            ========     ========     ========    ========

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  REVENUES AND COSTS AND EXPENSES

     The components of revenues and costs and expenses are:

                                                             In Thousands
                                                              (Unaudited)
                                          ----------------------------------------------------
                                             Three Months Ended          Nine Months Ended
                                                 March 31,                    March 31,
                                          ------------------------    ------------------------
                                             2001          2000          2001          2000
                                          ----------    ----------    ----------    ----------
     Revenues:
       Homebuilding:
         Active adult communities         $  281,423    $  305,682    $  870,378    $  916,909
         Family and country club
          communities                        128,046       157,066       368,201       393,056
                                          ----------    ----------    ----------    ----------
                                             409,469       462,748     1,238,579     1,309,965
         Models/vacation getaway homes
          with long-term leaseback *              --         6,538            --        30,602
                                          ----------    ----------    ----------    ----------
             Total homebuilding              409,469       469,286     1,238,579     1,340,567
       Land and facility sales                12,837        24,040        74,176        49,689
       Other                                   6,911         6,473        21,073        14,718
                                          ----------    ----------    ----------    ----------
                                          $  429,217    $  499,799    $1,333,828    $1,404,974
                                          ==========    ==========    ==========    ==========

     * For the three and nine months ended March 31, 2000, revenues (in thousands) from the sale of models/vacation getaway homes with long-term leasebacks are net of deferred profits of $3,549 and $13,659 respectively. These deferred profits are being amortized as reductions of selling, general and administrative expenses over the leaseback periods, offsetting substantially all of the related rent expense.

                                                                 In Thousands
                                                                  (Unaudited)
                                              ----------------------------------------------------
                                                 Three Months Ended          Nine Months Ended
                                                      March 31,                   March 31,
                                              ------------------------    ------------------------
                                                 2001          2000          2001          2000
                                              ----------    ----------    ----------    ----------
     Costs and expenses:
       Home construction and land:
         Active adult communities             $  206,939    $  231,768    $  647,868    $  693,027
         Family and country club
          communities                             99,865       123,005       288,441       312,969
                                              ----------    ----------    ----------    ----------
                                                 306,804       354,773       936,309     1,005,996
         Models/vacation getaway homes
          with long-term leaseback                    --         6,538            --        30,602
                                              ----------    ----------    ----------    ----------
             Total homebuilding                  306,804       361,311       936,309     1,036,598
       Cost of land and facility sales             7,862        19,393        57,935        40,950
       Other cost of sales                         5,142         4,229        17,899        10,022
                                              ----------    ----------    ----------    ----------
             Total home construction, land       319,808       384,933     1,012,143     1,087,570
              and other
       Selling, general and administrative        63,577        67,930       179,928       190,151
       Interest                                   15,992        21,958        50,799        59,348
                                              ----------    ----------    ----------    ----------
                                              $  399,377    $  474,821    $1,242,870    $1,337,069
                                              ==========    ==========    ==========    ==========

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)  INTEREST

     The following table shows the components of interest:

                                                              In Thousands
                                                               (Unaudited)
                                              --------------------------------------------
                                               Three Months Ended      Nine Months Ended
                                                    March 31,              March 31,
                                              --------------------    --------------------
                                                2001        2000        2001        2000
                                              --------    --------    --------    --------
     Interest incurred and capitalized        $ 24,610    $ 26,171    $ 74,829    $ 77,646
                                              ========    ========    ========    ========
     Allocation of capitalized interest
       in costs and expenses                  $ 15,992    $ 21,958    $ 50,799    $ 59,348
                                              ========    ========    ========    ========
     Unallocated capitalized interest
       included in real estate inventories
       at period end                          $129,243    $103,305    $129,243    $103,305
                                              ========    ========    ========    ========
     Interest income                          $    383    $    205    $    762    $    639
                                              ========    ========    ========    ========

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

                      DEL WEBB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7)  SEGMENT INFORMATION (CONTINUED)

                                                                    In Thousands
                                                                     (Unaudited)
                                               --------------------------    --------------------------
                                                  Three Months Ended             Nine Months Ended
                                                       March 31,                     March 31,
                                               -----------    -----------    -----------    -----------
                                                  2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------
     Revenues:
         Active adult communities              $   290,022    $   319,471    $   895,934    $   957,164
         Family and country club communities       137,821        179,190        411,947        444,381
         Corporate and other                         1,374          1,138         25,947          3,429
                                               -----------    -----------    -----------    -----------
                                               $   429,217    $   499,799    $ 1,333,828    $ 1,404,974
                                               ===========    ===========    ===========    ===========
     EBIT:
       Active adult communities                $    45,885    $    43,024    $   141,267    $   131,381
       Family and country club communities          19,912         22,989         62,118         50,657
       Corporate and other                         (19,965)       (19,077)       (61,628)       (54,785)
                                               -----------    -----------    -----------    -----------
                                               $    45,832    $    46,936    $   141,757    $   127,253
                                               ===========    ===========    ===========    ===========
     Allocation of Capitalized Interest:
       Active adult communities                $    10,351    $    15,061    $    33,786    $    42,211
       Family and country club communities           5,641          6,897         17,013         17,137
       Corporate and other                              --             --             --             --
                                               -----------    -----------    -----------    -----------
                                               $    15,992    $    21,958    $    50,799    $    59,348
                                               ===========    ===========    ===========    ===========
     Expenditures for Real Estate
     Inventories:
       Active adult communities                $   220,238    $   257,603    $   684,632    $   788,073
       Family and country club communities         100,367        124,029        293,825        374,460
       Corporate and other                              --          9,323             --         12,769
                                               -----------    -----------    -----------    -----------
                                               $   320,605    $   390,955    $   978,457    $ 1,175,302
                                               ===========    ===========    ===========    ===========
     Purchases of Property and Equipment:
       Active adult communities                $       880    $     1,362    $       721    $     4,660
       Family and country club communities             232          1,229          1,144          1,618
       Corporate and other                           2,133          2,053          5,244          6,899
                                               -----------    -----------    -----------    -----------
                                               $     3,245    $     4,644    $     7,109    $    13,177
                                               ===========    ===========    ===========    ===========
     Depreciation and Other Amortization:
       Active adult communities                $     1,173    $     1,394    $     3,089    $     3,043
       Family and country club communities             462            184          1,401            442
       Corporate and other                           1,272          2,881          3,801          6,193
                                               -----------    -----------    -----------    -----------
                                               $     2,907    $     4,459    $     8,291    $     9,678
                                               ===========    ===========    ===========    ===========
     Assets at Period End:
       Active adult communities                $ 1,512,329    $ 1,421,647    $ 1,512,329    $ 1,421,647
       Family and country club communities         466,412        515,583        466,412        515,583
       Corporate and other                          66,230        138,171         66,230        138,171
                                               -----------    -----------    -----------    -----------
                                               $ 2,044,971    $ 2,075,401    $ 2,044,971    $ 2,075,401
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

CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA

                                              Three Months                              Nine Months
                                                  Ended                                    Ended
                                                March 31,            Change               March 31,            Change
                                             ---------------    ------------------     ---------------    -----------------
                                             2001      2000     Amount     Percent     2001      2000     Amount    Percent
                                             -----     -----    ------     -------     -----     -----    ------    -------
OPERATING DATA:
  Number of net new orders:
    Active adult communities:

      Sun City Grand                           318       407       (89)     (21.9%)      726       976      (250)    (25.6%)
      Sun Cities Las Vegas                     318       391       (73)     (18.7%)      909       877        32       3.6%
      Sun City Palm Desert                     198       162        36       22.2%       418       322        96      29.8%
      Sun Cities Northern California           277       206        71       34.5%       733       480       253      52.7%
      Sun City Hilton Head                      68        97       (29)     (29.9%)      196       272       (76)    (27.9%)
      Sun City Texas                           103       105        (2)      (1.9%)      262       242        20       8.3%
      Sun City at Huntley                       93        71        22       31.0%      282       264        18       6.8%
      Florida communities                       87        97       (10)     (10.3%)      240       246        (6)     (2.4%)
      Other communities                         75        89       (14)     (15.7%)      177       294      (117)    (39.8%)
                                             -----     -----     -----      -----      -----     -----     -----     -----
          Total active adult communities     1,537     1,625       (88)      (5.4%)    3,943     3,973       (30)     (0.8%)
                                             -----     -----     -----      -----      -----     -----     -----     -----
    Family and country club communities:

      Arizona country club communities          92       127       (35)     (27.6%)      213       233       (20)     (8.6%)
      Nevada country club communities           65       112       (47)     (42.0%)      190       223       (33)    (14.8%)
      Arizona family communities               296       324       (28)      (8.6%)      736       763       (27)     (3.5%)
      Nevada family communities                 18       107       (89)     (83.2%)      114       224      (110)    (49.1%)
                                             -----     -----     -----      -----      -----     -----     -----     -----
          Total family and country club
           communities                         471       670      (199)     (29.7%)    1,253     1,443      (190)    (13.2%)
                                             -----     -----     -----      -----      -----     -----     -----     -----
              Total                          2,008     2,295      (287)     (12.5%)    5,196     5,416      (220)     (4.1%)
                                             =====     =====     =====      =====      =====     =====     =====     =====

Included in net new orders for the three and nine months ended March 31, 2000 were models and vacation getaway homes sold with long-term leasebacks. Sun City Grand had 17 such net new orders for the three month period and 162 for the nine month period. The Sun Cities Las Vegas had 3 and 33 for the three and nine months, respectively. The Nevada country club communities had 13 for the nine month period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                              Three Months                               Nine Months
                                                 Ended                                     Ended
                                                March 31,             Change              March 31,            Change
                                             ---------------    ------------------     ---------------    -----------------
                                             2001      2000     Amount     Percent     2001      2000     Amount    Percent
                                             -----     -----    ------     -------     -----     -----    ------    -------
OPERATING DATA:
  Number of home closings:
    Active adult communities:

      Sun City Grand                           219       323      (104)     (32.2%)      793     1,080      (287)    (26.6%)
      Sun Cities Las Vegas                     285       328       (43)     (13.1%)      887       840        47       5.6%
      Sun City Palm Desert                     154       118        36       30.5%       371       367         4       1.1%
      Sun Cities Northern California           202       214       (12)      (5.6%)      573       554        19       3.4%
      Sun City Hilton Head                      57        81       (24)     (29.6%)      192       294      (102)    (34.7%)
      Sun City Texas                            61        56         5        8.9%       181       189        (8)     (4.2%)
      Sun City at Huntley                       53       120       (67)     (55.8%)      206       534      (328)    (61.4%)
      Florida communities                       72        64         8       12.5%       192       193        (1)     (0.5%)
      Other communities                         55       103       (48)     (46.6%)      187       253       (66)    (26.1%)
                                             -----     -----     -----      -----      -----     -----     -----     -----
          Total active adult communities     1,158     1,407      (249)     (17.7%)    3,582     4,304      (722)    (16.8%)
                                             -----     -----     -----      -----      -----     -----     -----     -----
    Family and country club communities:

      Arizona country club communities          80       132       (52)     (39.4%)      259       239        20       8.4%
      Nevada country club communities           68        48        20       41.7%       174       171         3       1.8%
      Arizona family communities               264       383      (119)     (31.1%)      730       935      (205)    (21.9%)
      Nevada family communities                 40        81       (41)     (50.6%)      161       332      (171)    (51.5%)
                                             -----     -----     -----      -----      -----     -----     -----     -----
          Total family and country club
           Communities                         452       644      (192)     (29.8%)    1,324     1,677      (353)    (21.0%)
                                             -----     -----     -----      -----      -----     -----     -----     -----
              Total                          1,610     2,051      (441)     (21.5%)    4,906     5,981    (1,075)    (18.0%)
                                             =====     =====     =====      =====      =====     =====     =====     =====

Included in home closings for the three and nine months ended March 31, 2000 were models and vacation getaway homes sold with long-term leasebacks. Profits on the closings of these units were deferred and are being amortized as reductions of selling, general and administrative expenses over the leaseback periods, offsetting substantially all of the related rent expense. Sun City Grand had 35 such home closings for the three months and 160 for the nine months. The Sun Cities Las Vegas had 5 and 32 for the three and nine months, respectively. The Nevada country club communities had 13 for the nine months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                        At March 31,            Change
                                                     -----------------     ------------------
                                                      2001       2000      Amount     Percent
                                                     ------     ------     ------     -------
BACKLOG DATA:
Homes under contract:
  Active adult communities:
    Sun City Grand                                      494        630       (136)     (21.6%)
    Sun Cities Las Vegas                                565        582        (17)      (2.9%)
    Sun City Palm Desert                                293        239         54       22.6%
    Sun Cities Northern California                      556        334        222       66.5%
    Sun City Hilton Head                                142        172        (30)     (17.4%)
    Sun City Texas                                      299        211         88       41.7%
    Sun City at Huntley                                 221        235        (14)      (6.0%)
    Florida communities                                 257        186         71       38.2%
    Other communities                                   123        209        (86)     (41.1%)
                                                     ------     ------     ------     ------
        Total active adult communities                2,950      2,798        152        5.4%
                                                     ------     ------     ------     ------
  Family and country club communities:
    Arizona country club communities                    188        238        (50)     (21.0%)
    Nevada country club communities                     179        187         (8)      (4.3%)
    Arizona family communities                          516        555        (39)      (7.0%)
    Nevada family communities                            68        141        (73)     (51.8%)
                                                     ------     ------     ------     ------
        Total family and country club communities       951      1,121       (170)     (15.2%)
                                                     ------     ------     ------     ------
            Total                                     3,901      3,919        (18)      (0.5%)
                                                     ======     ======     ======     ======
Aggregate contract sales amount
 (dollars in millions)                               $1,062     $1,009     $   53        5.3%
                                                     ======     ======     ======     ======
Average contract sales amount per home
 (dollars in thousands)                              $  272     $  257     $   15        5.8%
                                                     ======     ======     ======     ======

Included in Sun City Grand's backlog at March 31, 2000 were 2 models and vacation getaway homes sold with long-term leasebacks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                                                                          Nine Months
                                           Three Months Ended                                Ended
                                                March 31,              Change               March 31,              Change
                                           -------------------   ------------------    -------------------   ------------------
                                             2001       2000      Amount    Percent      2001       2000      Amount    Percent
                                           --------   --------   --------   -------    --------   --------   --------   -------
AVERAGE REVENUE PER HOME CLOSING:
  Active adult communities:
    Sun City Grand                         $228,000   $188,600   $ 39,400     20.9%    $212,600   $178,000   $ 34,600     19.4%
    Sun Cities Las Vegas                    228,800    224,900      3,900      1.7%     232,000    227,500      4,500      2.0%
    Sun City Palm Desert                    289,300    272,400     16,900      6.2%     309,600    275,400     34,200     12.4%
    Sun Cities Northern California          298,600    275,200     23,400      8.5%     304,000    277,000     27,000      9.7%
    Sun City Hilton Head                    256,200    201,300     54,900     27.3%     246,000    199,500     46,500     23.3%
    Sun City Texas                          242,000    241,300        700      0.3%     245,300    231,100     14,200      6.1%
    Sun City at Huntley                     246,900    222,700     24,200     10.9%     251,500    230,100     21,400      9.3%
    Florida communities                     156,300    139,900     16,400     11.7%     153,100    138,300     14,800     10.7%
    Other communities                       140,400    204,000    (63,600)   (31.2%)    182,200    203,000    (20,800)   (10.2%)
        Average active adult communities    243,000    221,900     21,100      9.5%     243,000    218,700     24,300     11.1%
  Family and country club communities:
    Arizona country club communities        366,700    289,500     77,200     26.7%     347,900    272,100     75,800     27.9%
    Nevada country club communities         416,500    459,400    (42,900)    (9.3%)    422,200    431,600     (9,400)    (2.2%)
    Arizona family communities              229,600    216,500     13,100      6.1%     232,700    211,700     21,000      9.9%
    Nevada family communities               244,200    171,500     72,700     42.4%     215,800    188,600     27,200     14.4%

        Average family and country club
         communities                        283,300    243,900     39,400     16.2%     278,100    238,200     39,900     16.8%
            Total average                   254,300    228,800     25,500     11.1%     252,500    224,100     28,400     12.7%
                                           ========   ========   ========    =====     ========   ========   ========    =====

Average revenue per home closing for the models and vacation getaway homes with long-term leasebacks at Sun City Grand was $132,700 and $100,000 for the three and nine months ended March 31, 2000 respectively. At the Sun Cities Las Vegas, the average revenue for these home closings was $378,600 for the three months and $256,200 for the nine months. At the Nevada country club communities, the average revenue for these home closings was $492,100 for the nine months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CERTAIN CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)

                                            Three Months Ended                       Nine Months Ended
                                                 March 31,            Change             March 31,            Change
                                              ---------------    -----------------    ---------------    -----------------
                                              2001      2000     Amount    Percent    2001      2000     Amount    Percent
                                              -----     -----    ------    -------    -----     -----    ------    -------
OPERATING STATISTICS:
  Costs and expenses as a percentage
    of revenues:
      Home construction, land and other        74.5%     77.0%     (2.5%)    (3.2%)    75.9%     77.4%     (1.5%)    (1.9%)
      Selling, general and administrative      14.8%     13.6%      1.2%      8.8%     13.5%     13.5%      0.0%      0.0%
      Interest                                  3.7%      4.4%     (0.7%)   (15.9%)     3.8%      4.2%     (0.4%)    (9.5%)
                                              =====     =====     =====     =====     =====     =====     =====     =====

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

Home closings began at Anthem Country Club Arizona in September 1999.

A substantial majority of the backlog at March 31, 2001 is currently anticipated to result in revenues in the next 12 months. However, a majority of the backlog is contingent upon the availability of financing for the customer and, in certain cases, sale of the customer's existing residence. Also, as a practical matter, the Company's ability to obtain damages for breach of contract by a potential home buyer is limited to retaining all or a portion of the deposit received. In the nine months ended March 31, 2001 and 2000, cancellations of home sales orders as a percentage of new home sales orders written during the period were 13.9 percent and 14.5 percent, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES. Total revenues decreased to $429.2 million for the three months ended March 31, 2001 from $499.8 million for the three months ended March 31, 2000.

Exclusive of closings of models and vacation getaway homes, active adult community homebuilding revenues decreased to $281.4 million for the 2001 quarter from $305.7 million for the 2000 quarter. This decrease was primarily attributable to decreased closings at Sun City Grand, Sun Cities Las Vegas and Sun City at Huntley.

Exclusive of closings of models, family and country club community homebuilding revenues decreased to $128.0 million for the 2001 quarter from $157.1 million for the 2000 quarter. This decrease was primarily attributable to decreased closings in the Arizona family communities (due to fewer subdivisions).

The effect of the decrease in the number of home closings was partially offset by an increase in average revenue per home closing, which increased 9.5% in active adult communities and 16.2% in family and country club communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $319.8 million for the 2001 quarter from $384.9 million for the 2000 quarter was largely due to the decrease in home closings and a decrease in land and facility sales.

As a percentage of revenues, these costs decreased to 74.5 percent for the 2001 quarter from 77.0 percent for the 2000 quarter. Of this total 2.5 percent decrease, 1.3 percent was attributable to deferred profit recognition in the 2000 quarter on the sale and long-term leaseback of 40 model and vacation getaway homes at two of the Company's communities. The balance of the decrease was largely attributable to price increases that have been effected over the past 12 months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses increased to 14.8 percent for the 2001 quarter from 13.6 percent for the 2000 quarter. This percentage increase is primarily attributable to decreased revenues partially offset by results of efforts to cut costs and improve the efficiency of operations. Actual expenses decreased to $63.6 million in the 2001 quarter from $67.9 million in the 2000 period.

INTEREST. As a percentage of revenues, allocation of capitalized interest to costs and expenses decreased to 3.7 percent for the 2001 quarter from 4.4 percent for the 2000 quarter. This decrease is attributable to expected lower future debt levels from this expectation in the prior year.

INCOME TAXES. The decrease in income taxes to $8.7 million for the 2001 quarter from $9.0 million in the 2000 quarter was attributable to a $2 million tax benefit recognized in the 2001 quarter offset in part by the increase in earnings before income taxes. The effective tax rates for the 2001 and 2000 quarters was 29.3 percent and 36 percent respectively.

NET EARNINGS. The increase in net earnings to $21.1 million for the 2001 quarter from $16.0 million for the 2000 quarter was primarily attributable to an increase in homebuilding margin percentage, lower interest costs and lower taxes. This increase in net earnings was accomplished with less revenue than the 2000 period.

NET NEW ORDER ACTIVITY AND BACKLOG. Net new orders in the 2001 quarter were 12.5 percent lower than in the 2000 quarter. This decrease was primarily attributable to the following:

     *    Decreased net new orders at Sun City Grand

     *    Company's decision to cease family community subdivisions in Nevada

     * Decreased net new orders at Sun Cities Las Vegas due to closing out of Sun City MacDonald Ranch

Offsetting increases were attributable to the following:

     * New orders in the California active adult communities were up 29 percent to a combined 475 units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES. Total revenues decreased to $1.33 billion for the nine months ended March 31, 2001 from $1.40 billion for the nine months ended March 31, 2000.

Exclusive of closings of models and vacation getaway homes, active adult community homebuilding revenues decreased to $870.4 million for the 2001 period from $916.9 million for the 2000 period. The principal reason for this decrease was decreased closings at Sun City Grand, Sun City Hilton Head and Sun City at Huntley.

Exclusive of closings of models, family and country club community homebuilding revenues decreased to $368.2 million for the 2001 period from $393.1 million for the 2000 period. The decrease was primarily attributable to decreased closings in the Arizona family communities (due to fewer subdivisions) and in the Nevada family communities (due to closing out of these operations).

The effect of the decrease in the number of home closings was partially offset by an increase in average revenue per home closing, which increased 11.1 percent in active adult communities and 16.8 percent in family and country club communities.

HOME CONSTRUCTION, LAND AND OTHER COSTS. The decrease in home construction, land and other costs to $1.01 billion for the 2001 period from $1.09 billion for the 2000 period was largely due to the decrease in home closings. As a percentage of revenues, these costs decreased to 75.9 percent for the 2001 period from 77.4 percent for the 2000 period.

This cost decrease as a percentage of revenues was primarily due to an increase in homebuilding gross margin to 24.4 percent for the 2001 period from 22.7 percent for the 2000 period. Of this 1.7 percent rise in homebuilding gross margin, 0.5 percent was attributable to deferred profit recognition in the 2000 period on the sale and long-term leaseback of 208 model and vacation getaway homes at three of the Company's communities. The balance of the increase in homebuilding gross margin was largely attributable to price increases that have been effected over the past 12 months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, selling, general and administrative expenses for the 2001 period were 13.5 percent which is consistent with the 2000 period. This is primarily attributable to results of efforts to cut costs and improve the efficiencies of operations amid a decrease in total revenues from the 2000 period. Actual expenses decreased to $179.9 million in the 2001 period from $190.2 million for the 2000 period. The results for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

INTEREST. As a percentage of revenues, allocation of capitalized interest decreased to 3.8 percent for the 2001 period from 4.2 percent for the 2000 period. This decrease is attributable to expected lower future debt levels from this expectation in the prior year.

INCOME TAXES. The increase in income taxes to $30.7 million for the 2001 period from $24.4 million in the 2000 period was due to the increase in earnings before income taxes offset in part by the $2 million tax benefit recognized in the 2001 period. The effective tax rate for the 2001 period was 33.8 percent and 36.0 percent for the 2000 period.

NET EARNINGS. The increase in net earnings to $60.2 million for the 2001 period from $43.5 million for the 2000 period was primarily attributable to a combination of higher homebuilding margin percentage, lower interest costs, and a lower tax rate in the 2001 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET NEW ORDER ACTIVITY. Net new orders in the 2001 period were 4.1 percent lower than in the 2000 period. This decrease is attributable to the following:

     *    Decreased net new orders at Sun City Grand

     * Clover Springs (part of Other Active Adult Communities) contributed 151 net new orders in the 2000 period and 1 in the 2001 period as a result of closing out that community

     *    Company's decision to cease family community operations in Nevada

     *    Decreased net new orders at Sun City Hilton Head

Offsetting increases were attributable to the following:

     * Strong demand at Sun City Lincoln Hills resulted in the increase in net new orders in the Sun Cities Northern California

     *    Strong demand at Sun City Palm Desert

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

During the 2001 period the Company generated $408 million of net cash from operating community sales activities, used $297 million for land and lot and amenity development at operating communities, and used $176 million for interest, income taxes and other operating activities. The resulting $65 million of net cash used for operating activities was funded mainly through borrowings under the Company's $500 million senior unsecured revolving credit facility. At March 31, 2001 the Company had $289 million outstanding under the credit facility.

Real estate development is dependent on, among other things, the availability and cost of financing. In periods of significant growth, the Company requires significant additional capital resources.

In fiscal 1999 and fiscal 2000, the Company had several new communities under development. Primarily as a result of public debt offerings and borrowings to fund these development expenditures, the Company has considerably more indebtedness and was considerably more highly leveraged throughout fiscal 1999 and most of fiscal 2000 than it has been in recent years. The Company has reduced its leverage with debt to total capitalization declining from 72.0 percent at March 31, 2000 to 65.6 percent at March 31, 2001 as a result of debt repayments and in increase in retained earnings.

The Company expects to have adequate capital resources to meet its needs for the next 12 months. If there is a significant downturn in anticipated operations, however, the Company will need to modify its business plan to operate with lower capital resources. Modifications of the business plan could include, among other things, delaying development expenditures at its communities.

At March 31, 2001, under the most restrictive of the covenants in the Company's debt agreements, $95 million of the retained earnings was available for payment of cash dividends and the acquisition of stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SUBSEQUENT EVENTS

On April 30, 2001, the Company, Pulte Corporation ("Pulte") and Pulte Acquisition Corporation ("Acquisition") entered into a Plan and Agreement of Merger (the "Merger Agreement") under which Pulte will acquire all of the outstanding shares of the Company in a stock for stock transaction. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Acquisition will be merged with and into the Company, with the Company to be the surviving corporation of such Merger, and as a result of the Merger, the Company will become a wholly-owned subsidiary of Pulte.

Pursuant to the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each outstanding share of common stock of the Company, par value $0.001 per share ("Company Common Stock"), will be converted into and become the right to receive the number of shares of common stock of Pulte, par value $0.01 per share ("Pulte Common Stock") determined as follows (the "Merger Consideration"): (i) if the average of the last sale price of a share of Pulte Common Stock as reported on the New York Stock Exchange, Inc. ("NYSE") consolidated tape for the fifteen NYSE trading days ending on, and including, the third NYSE trading day prior to the day of the meeting at which the stockholders of the Company vote upon the Merger (the "Market Value") is greater than or equal to $45.04, the Merger Consideration will be 0.866 shares of Pulte Common Stock for each share of Company Common Stock.; (ii) if the Market Value of a share of Pulte Common Stock is equal to or greater than $39.00 but less than $45.04, the Merger Consideration for each share of Company Common Stock will be the number of shares of Pulte Common Stock equal to $39.00 divided by the Market Value of each share of Pulte Common Stock; (iii) if the Market Value of a share of Pulte Common Stock is equal to or greater than $33.00 but less than $39.00, the Merger Consideration will be one share of Pulte Common Stock for each share of Company Common Stock; (iv) if the Market Value of a share of Pulte Common Stock is equal to or greater than $30.00 but less than $33.00, the Merger Consideration for each share of Company Common Stock will be the number of shares of Pulte Common Stock equal to $33.00 divided by the Market Value of each share of Pulte Common Stock; and (v) if the Market Value of a share of Pulte Common Stock is less than $30.00, the Merger Consideration will be 1.1 shares of Pulte Common Stock for each share of Company Common Stock, provided that if the Market Value of a share of Pulte Common Stock is less than $27.00, the Company will have the right to terminate the Merger Agreement.

The Merger is subject to, among other things, approval by the stockholders of the Company of the Merger and by the shareholders of Pulte for the issuance of Pulte Common Stock in the Merger and related proposals. The Merger is also subject to receipt of applicable governmental approvals and the satisfaction of customary closing conditions.

William J. Pulte and affiliated trusts, which own approximately 26 percent of the outstanding Pulte Common Stock, have agreed, pursuant to a Voting Agreement, dated as of April 30, 2001, with the Company (the "Voting Agreement"), to vote in favor of the issuance of Pulte Common Stock and related proposals.

FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties, and actual results may differ materially. Certain forward looking statements are based on assumptions which may not prove to be accurate. Risks and uncertainties include risks associated with: the cyclical nature of real estate operations; land acquisition, entitlement and development; the ability to successfully implement new strategic initiatives; government regulations; growth management and environmental considerations; geographic concentration; financing and leverage; interest rate fluctuations; construction labor and material costs; energy sources; future communities and new geographic markets; legal matters; natural risks; and other matters set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 1.1    Current list of Directors and Officers that are party to the
                    Directors and Officers Indemnification Agreement

     Exhibit 1.2 Current list of Officers that are party to a Change in Control Agreement (24 month)

     Exhibit 1.3    Sample (24 month) Change in Control Agreement letter

     Exhibit 1.4 Current list of Officers that are party to a Change in Control Agreement (12 month)

     Exhibit 1.5    Sample (12 month) Change in Control Agreement letter

     Exhibit 1.6 Amended and Restated Supplemental Executive Retirement Plan No. 1, effective as of February 8, 2001

     Exhibit 1.7 Amended and Restated Supplemental Executive Retirement Plan No. 2, effective as of February 8, 2001

     Exhibit 1.8 Current list of participants to the Del Webb Corporation Supplemental Executive Retirement Plan No. 2

     Exhibit 1.9 Amended and Restated Del Webb Corporation (1991) Executive Long-Term Incentive Plan effective as of February 8, 2001

     Exhibit 1.10 Amended and Restated Del Webb Corporation 1993 Executive Long-Term Incentive Plan effective as of February 8, 2001

     Exhibit 1.11 Amended and Restated Del Webb Corporation 1995 Executive Long-Term Incentive Plan effective as of February 8, 2001

     Exhibit 1.12 Amended and Restated Del Webb Corporation 1998 Executive Long-Term Incentive Plan effective as of February 8, 2001

     Exhibit 1.13 Amended and Restated Del Webb Corporation (1991) Director Stock Plan effective as of February 8, 2001

     Exhibit 1.14 Amended and Restated Del Webb Corporation 1995 Director Stock Plan effective as of February 8, 2001

     Exhibit 1.15 Amended and Restated Del Webb Corporation 1998 Director Stock Plan effective as of February 8, 2001

     Exhibit 1.16   Amendment  to  Exhibit  A of Del Webb  Corporation  Umbrella
                    Trust

     Exhibit 1.17 Supplemental Executive Retirement Plan No. 2 amended and restated Participation Agreement effective as of December 1, 1999 between the Registrant and LeRoy C. Hanneman, Jr.

     Exhibit 1.18 Supplemental Executive Retirement Plan No. 1 amended and restated Participation Agreement effective as of January 1, 2000, between the Registrant and John A. Spencer

     Exhibit 1.19 Employment Agreement between the Registrant and Jay A. Thompson effective as of January 1, 2001

     Exhibit 1.20   Employment   Agreement  between   Registrant  and  LeRoy  C.
                    Hanneman, Jr. effective as of December 1, 1999

In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and regulation Section 229.10(d) by reference to the filings set forth below:

     Exhibit 2.1 Plan and Agreement of Merger, dated as of April 30, 2001, by and among the Company, Pulte Corporation, a Michigan corporation, and Pulte Acquisition Corporation, a Delaware corporation, filed as an exhibit to the Company's Current Report on Form 8-K, dated May 2, 2001.

     Exhibit 9.1 Voting Agreement, dated as of April 30, 2001, by and among the Company, William J. Pulte and other parties thereto, filed as an exhibit to the Company's Current Report on Form 8-K, dated May 2, 2001.

(b) The Company did not file any reports on Form 8-K during the period covered by this report. However, subsequent to this reporting period, on May 2, 2001, the Company filed a report on Form 8-K (Item 5) announcing the signing of a definitive agreement to merge Pulte Acquisition Corporation with and into the Company, with the Company surviving as a wholly owned subsidiary of Pulte Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized to do so.


                                        DEL WEBB CORPORATION
                                        (REGISTRANT)


Date: May 14, 2001                      /s/ LeRoy C. Hanneman, Jr.
                                        ----------------------------------------
                                        LeRoy C. Hanneman, Jr.
                                        President and Chief Executive Officer


Date: May 14, 2001                      /s/ John A. Spencer
                                        ----------------------------------------
                                        John A. Spencer
                                        Executive Vice President and Chief
                                        Financial Officer